Form 10-K
period 2011-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2012-02-29
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

Commission file number 001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13403 Northwest Freeway,	77040-6094
Houston, Texas (Address of principal executive offices)	(Zip Code)

(713) 690-7300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $1.00 par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☑    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $3.4 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 17, 2012 was 104.0 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

HCC INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements reflect our current expectations and projections about future events and include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as growth of our business and operations, business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Generally, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions indicate forward-looking statements.

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

•

the impact of past and future potential credit market downturns, including any potential additional ratings downgrade and/or impairment or perceived impairment of the debt securities of sovereign issuers, including the United States of America,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	changes to the country’s health care delivery system,

•	the effects, if any, of climate change, on the risks we insure,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	fluctuations in securities markets, including defaults, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	difficulties with outsourcing relationships, and

•	change of control.

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors.

These events or factors could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Report, our inclusion of this information is not a representation by us or any other person that our objectives or plans will be achieved.

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

PART I

Item 1. Business

Business Overview

HCC Insurance Holdings, Inc. is a leading specialty insurer with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of relatively non-correlated specialty insurance products, including property and casualty, accident and health, surety, credit and aviation product lines, in approximately 180 countries. We market our products through a network of independent agents and brokers, producers, managing general agents and directly to consumers. Our businesses are managed through five underwriting segments and our Investing segment. Our underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. Our principal executive offices are located in Houston, Texas.

Since our founding in 1974, we have been consistently profitable while successfully growing our premium and shareholders’ equity. During the five-year period from 2007 – 2011, our gross written premium increased 8% from $2.5 billion to $2.6 billion, while net written premium increased 10% from $2.0 billion to $2.2 billion. Since December 31, 2007, our shareholders’ equity has increased 35% from $2.4 billion to $3.3 billion and our assets have increased 19% from $8.1 billion to $9.6 billion. Driving the increases in shareholders’ equity are our profitable underwriting results, as indicated by our average combined ratio of 85.6% for the period 2007 – 2011.

The diversity of our insurance offerings and our consistent underwriting performance have allowed us to maintain financial strength ratings of “AA (Very Strong)” from Standard & Poor’s Corporation (3rd of 21 ratings), “A+ (Superior)” from A.M. Best Company, Inc. (2nd of 16 ratings), “AA (Very Strong)” from Fitch Ratings (3rd of 19 ratings), and “A1 (Good Security)” by Moody’s Investors Service, Inc. (5th of 21 ratings) for our major domestic and international insurance companies. These ratings are among the highest within the property and casualty insurance industry, and we believe they provide a competitive advantage in many of our chosen lines of business.

Our Strategy

Our business philosophy is to maximize underwriting profit while managing risk. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce risk. Our business plan is shaped by our underlying business philosophy. As a result, our primary objective is to maximize net earnings and grow book value per share, rather than to grow gross written premium or our market share.

Key elements of our strategy are further discussed below:

Non-correlated Specialty Lines of Business

We offer over 100 classes of specialty insurance through offices in the United States, the United Kingdom, Ireland and Spain. The diversity of our product lines provides operational flexibility, which permits us to shift the focus of our insurance underwriting activity among our various lines of business. Shifting our underwriting activity allows us to emphasize more profitable lines of business during periods of increased premium rates and de-emphasize less profitable lines during periods of increased competition. We can accomplish these shifts by increasing or decreasing the amount of gross premium written or by adjusting the amount of business reinsured.

While the cycles are different for many of our lines of business, most of them remain competitive. However, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retention in lines of business with favorable expected profitability. We were able to accomplish this due to the increased diversification provided by our overall book of business and due to our increased capital strength. These higher retention levels increased our net written and earned premium, and we believe will result in additional underwriting profit, investment income, net earnings and growth in book value.

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

Reinsurance

We purchase reinsurance to limit our net losses from both individual and catastrophic risks. Through reinsurance, we may transfer or cede all or part of the risk we have underwritten to a reinsurance company in exchange for all of part of the premium we received to write the policy. The amount of reinsurance we purchase varies depending on the particular risks inherent in the policies underwritten; the pricing, coverage and terms of the reinsurance; and the competitive conditions within the relevant lines of business.

When we decide to retain more underwriting risk in a particular line of business, we do so with the intention of retaining a greater portion of any underwriting profit. In this regard, we may purchase less proportional or quota share reinsurance, thus accepting more of the risk. However, we may purchase specific excess of loss reinsurance, in which we transfer to reinsurers both premium and losses on a non-proportional basis for individual and catastrophic occurrence risks above a retention point. Additionally, we may obtain facultative reinsurance protection on individual risks. In some cases, we may choose not to purchase reinsurance in a line of business where there has been favorable loss history or our policy limits are relatively low ($5.0 million or lower) and we determine there is a low likelihood of catastrophe exposure.

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

Investments

Our primary objective with respect to our investment portfolio is to preserve and grow HCC’s shareholders’ equity through disciplined investment selection and diversification. We invest substantially all of our available funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. Our investment strategy is to maximize investment income and yield within our risk tolerance, rather than to maximize total return.

Segment and Geographic Information

For financial information concerning our operations by segment and geographic data, see “Segment Operations” included in Management’s Discussion and Analysis and Note 12, “Segments” to the Consolidated Financial Statements.

Insurance Underwriting Operations

Our insurance operations are managed within our insurance underwriting segments, each of which reports to an HCC executive who is responsible for the segment results. The following provides an overview of each of these segments.

U.S. Property & Casualty Segment

Our U.S. Property & Casualty segment includes specialty lines of insurance such as aviation, small account errors and omissions liability (E&O), public risk, contingency, disability, title and mortgage reinsurance, residual value, employment practices liability (EPLI), technical property, primary and excess casualty, and brown water marine written in the U.S. The majority of the business is primary coverage, and claims are reported and settled on a short to medium-term basis. The aviation, public risk and technical property lines are exposed to natural peril and other catastrophic occurrences. Business is produced from wholesale and specialty retail brokers, with limited reliance on large national retail operations. A portion of our aviation business is written on a direct to consumer basis.

Since December 2010, we have added three underwriting teams focused separately on technical property, primary casualty and excess casualty coverages. These new teams collectively generated gross written premium of $16.7 million during 2011. We believe these new specialty lines are well-positioned for profitability and growth as market conditions improve.

Key lines of business within this segment are further described below:

Aviation

Aviation insurance has been a core business for us since 1974. In the United States, we are an industry leader, providing customized coverages for both private and commercial aircraft operators, excluding major U.S. airlines. Private coverage includes planes ranging in size from small single-engine aircraft to executive jets. With our commercial and special risk products, we provide coverage for risks such as air ambulances, vintage war birds, air races and rotor wing aircraft. We also write aviation business internationally, including complex accounts such as national armed forces, law enforcement agencies and regional airlines. We are the lead underwriter on the majority of our international aviation business.

E&O

Our E&O business consists of policies with low limits ($5.0 million or less). We provide E&O coverage to more than 100 classes of professional service providers, of which architects, engineers and related construction practices represent the largest concentration of insured professionals. Our managing general agencies have provided insurance and risk management services for more than twenty years to these classes. We do not write a material amount of E&O coverage for the legal, medical or accounting professions. Our E&O business is produced through both wholesale and specialty retail brokers and is underwritten on both an admitted and surplus lines basis.

Public Risk

We are a recognized leader in public risk insurance, expanding our business through acquisitions and organic growth. We provide insurance coverage and associated risk management services to municipal entities and special districts, mainly serving populations of less than 50,000 in the United States.

Contingency and Disability

As a leader in the contingency market, we provide weather insurance and event cancellation, covering events such as collegiate championships, All-Star Games and large musical concerts. We write large limits (greater than $10.0 million) and purchase significant proportional and excess of loss reinsurance to manage our contingency exposures. We also write kidnap & ransom insurance, providing coverage throughout the world. In addition, we are a leading underwriter of specialty disability products, providing coverage of irreplaceable human assets, such as high profile athletes, entertainers and business executives.

Professional Liability Segment

Our Professional Liability segment primarily consists of our directors’ and officers’ (D&O) liability business. In addition, we write related professional liability and crime business coverages, including large account E&O liability, fiduciary liability, fidelity and bankers blanket bonds, and EPLI for some D&O policyholders. The business is written for both U.S.-based and International-based policyholders from our offices in the United States, the United Kingdom and Spain. A significant amount of the business is received from major worldwide insurance brokerage companies. Along with the specialization and experience of our underwriters, HCC’s financial strength ratings help us maintain a competitive position in our D&O business.

We write both primary and excess policies for public and private companies. Our policies cover a large number of commercial classes and financial institution classes, which include investment banks, depository institutions, insurance companies and brokers and investment advisors. A large amount of the public company and financial institution business is large limit that is subject to severity of loss on individual policies, as well as fluctuations in frequency of loss from changes in world-wide business and economic environments. Coverage is typically provided through “claims made” policies. However, the final settlement value of claims may not be determined for long periods of time due to the underlying nature of the claims, which involve complex litigation by third parties against our insureds.

Accident & Health Segment

Our Accident & Health segment includes medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess coverages, which are written in the United States. The majority of the business covers groups of employees, and claims are reported and settled quickly.

We are a recognized market leader in the specialty accident and health industry. Since our first acquisition in 1996, we have achieved growth primarily through numerous acquisitions and ongoing development of innovative products. As a result of our acquisitions, we have fortified our market position and retained an experienced senior management team. Our specialized product line combined with disciplined underwriting, innovative claims management and cost-efficient operations provides a superior operating margin for this segment.

Key lines of business within this segment are further described below:

Medical Stop-Loss

Medical stop-loss insurance provides protection for catastrophic losses to employers that self-fund their employee benefit plans. We deliver this insurance to employers through insurance brokers, consultants and third party administrators. Our underwriting offices are strategically located throughout the United States, allowing us to geographically manage the business. Our highly-trained medical stop-loss claims unit exclusively deals with the complex nature of catastrophic health claims and works closely with employers and their plan administrators to control plan costs.

HMO Reinsurance

HMO reinsurance is coverage for high severity claims incurred by Health Maintenance Organizations (HMO). There are over 400 licensed HMOs in the United States, and HMO reinsurance is distributed through a network of consultants and brokers working directly with these organizations. Through our long history of underwriting the HMO market, we have expertise that allows us to underwrite each risk based on its own merits.

Short-term Medical

International travel accident coverage provides health insurance to travelers while outside the jurisdiction of their primary medical insurance coverage. This coverage includes highly-specialized services designed to accommodate the unique needs of the international traveler. The products are purchased through an Internet portal accessed by brokers, consultants and individuals. In addition, we offer specially-designed products for foreign nationals seeking citizenship in the United States and American expatriates stationed around the world. We have customized systems and the experience to handle the complexities of worldwide health insurance.

U.S. Surety & Credit Segment

Our U.S. Surety & Credit segment conducts business through separate specialty surety underwriting operations and credit underwriting operations, which are further described below:

Surety

Our surety business includes contract surety bonds, commercial surety bonds and bail bonds. A large amount of our contract surety book is characterized by relatively small limits and premiums. Significant classes within commercial surety are license and permit bonds, court bonds for fiduciaries as well as appeal bonds, and plug and abandonment bonds. Most of our commercial surety bond business is also small limit and small premium business, but we also have a modest but growing

Large Commercial Surety business. Our surety business is typically received from a large number of independent agents specializing in these coverages or from specialized units of large brokerage companies.

The surety industry has lower expected loss ratios and higher expense ratios than most areas of the property and casualty insurance industry. The lower expected loss ratios result because the product is a bond that serves as financial protection to a third party in the event a principal is unable to honor an obligation, rather than an insurance policy that pays on behalf of a policyholder. When a bond is called upon, we often receive subrogation recovery against the loss, including recovery from the bond principal. The higher expense ratios result from higher acquisition and underwriting expenses than in most property and casualty lines. The claims process can be complex, particularly on contract surety claims, and subrogation recovery frequently takes extended periods of time, resulting in the business having a medium tail.

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

International Segment

Our International segment includes energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written from operations in the United Kingdom, Spain and Ireland. A large part of the business is written from our London operations and some of that business is referred to in the insurance industry as a London Market Account. The business is written through both our insurance company operations and our Lloyd’s syndicate and is primarily received from the major worldwide insurance brokerage companies.

The energy, property treaty and property lines are exposed to natural peril and other catastrophic occurrences. The underwriting process for these lines includes not only evaluation of individual risks but also aggregations of limits by peril by catastrophe area.

Key lines of business within this segment are further described below:

Energy

We provide coverage for insureds involved in all areas of energy, ranging from upstream exploration and production, through midstream storage and transmission, to downstream refining and petrochemical activities. Offshore risks include drilling rigs, production and gathering platforms, and pipelines. We underwrite physical damage, liability, business interruption and various ancillary coverages. The business is characterized by large limits and large premiums and includes both primary and excess policies. Claims for this business are reported and settled on a medium-term basis.

Property Treaty

In late 2009, we acquired a new underwriting team that provides reinsurance to a variety of clients around the world, offering coverage on a range of products including property catastrophe treaty, property risk and engineering treaty, and property terrorism treaty in the U.S. and internationally. Catastrophe excess of loss business is the largest portion of the portfolio, with a focus on high level layers. The business is characterized by large limits, large premiums and short to medium-tail claims reporting and settlement.

Liability

Our liability lines include U.K. professional indemnity and U.K. employers’ liability and public liability coverages. Professional indemnity coverages are focused on small and medium size enterprises and cover a range of professions. The employers’ liability and public liability line provides coverage on both a primary and excess basis for a range of professions. The business is characterized by small to medium limits and long-tail claims reporting and settlement.

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

Property (Direct and Facultative)

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

Our investment objectives are as follows:

•	Preserve and grow our shareholders’ equity,

•	Maximize net investment income on an after-tax basis,

•	Maintain appropriate liquidity to satisfy the requirements of current operations and insurance reserve obligations,

•	Comply with all applicable regulatory requirements, and

•	Effectively hedge the economic exposures of insurance liabilities in their functional currency.

For additional discussion about the composition and results of our Investing Segment, see “Investing Segment” included in Management’s Discussion and Analysis.

Corporate & Other

Our Corporate & Other category includes operations not related to our segments, including unallocable corporate operating expenses, consolidated interest expense and underwriting results of our Exited Lines of business. Our Exited Lines include these six product lines that we no longer write and do not expect to write in the future: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor and 6) film completion bonds.

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

Our ERM initiative is supported by the Enterprise Risk Oversight Committee of our Board of Directors. Our internal risk management functions are led by a Corporate Senior Vice President of our Enterprise Risk Management Department, who reports to the Chief Executive Officer. In addition, a Risk Committee, which includes our Chief Underwriting Officer, reports to the Chief Executive Officer and assists the Board in identifying and assessing risks.

We use a variety of methods and tools company-wide in our risk assessment and management efforts. Our key methods and tools include: 1) underwriting risk management, where underwriting authority limits are set, 2) natural catastrophic risk management, where a variety of catastrophe modeling techniques, both internal and external, are used to monitor loss exposures, 3) a Reinsurance Security Policy Committee, which is responsible for monitoring reinsurers, reinsurance recoverable balances and changes in a reinsurer’s financial condition, 4) investment risk management, where the Investment and Finance Committee of our Board of Directors provides oversight of our capital and financial resources, and our investment policies, strategies, transactions and investment performance, 5) the use of outside experts to perform scenario testing, where deemed beneficial, and 6) a risk reporting framework, including a risk dashboard, to regularly communicate to management and the Board our risk profile related to our risk appetite and tolerances. We plan to continue to invest in resources and technology to support our ERM process.

Reserves for Insurance Claims

We underwrite insurance risks and establish actual and estimated reserves for insurance claims under the policies we have written. Our gross reserves for insurance claims, shown as loss and loss adjustment expense payable on our consolidated balance sheets, consist of reserves for reported claims (referred to herein as case reserves) and reserves for incurred but not reported losses (referred to herein as IBNR). Our IBNR reserves cover potential movement in reported losses, as well as claims that have occurred but have not yet been reported to us. Our net reserves reflect the offset of reinsurance recoverables due to us from third party reinsurers, based upon the contractual terms of our reinsurance agreements. In the normal course of our business, we cede a portion of our premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge us from liability to our policyholders, we participate in reinsurance agreements to limit our loss exposure and to protect us against catastrophic losses.

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

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. A redundancy, also referred to as favorable development, means the original ultimate loss estimate was higher than the current estimate. A deficiency, or adverse development, means the current ultimate loss estimate is higher than the original estimate. A loss development triangle details the subsequent years’ changes in loss estimates from prior loss estimates, based on experience at the end of each succeeding year.

The table on the following page shows development of our reserves from 2001 through 2011, as of December 31, 2011. The first line shows our net reserves, including reserves for IBNR, recorded on our balance sheet at the indicated year end. The first section of the table shows, by year, the cumulative amount of net losses and loss adjustment expenses paid at the end of each succeeding year. The second section shows the re-estimated net reserves in later years for the years indicated. The cumulative redundancy (deficiency) line represents the difference between the latest re-estimated net reserves and the originally estimated net reserves. The bottom section of the table shows our gross reserves and reinsurance recoverables, as well as their re-estimated amounts at the indicated year end.

(in thousands)	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001
Reserves, net of reinsurance	$2,683,483	$2,537,772	$2,555,840	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702	$313,097
Reserve adjustments*	-	6,261	14,371	31,704	59,301	48,599	26,508	6,327	-	5,587	-

Adjusted reserves, net of reinsurance	2,683,483	2,544,033	2,570,211	2,447,975	2,402,101	2,157,560	1,559,941	1,065,610	705,200	464,289	313,097
Cumulative paid, net of reinsurance, at:
One year later		726,445	763,140	618,699	687,675	556,096	222,336	172,224	141,677	115,669	126,019
Two years later			1,144,929	1,001,369	940,636	858,586	420,816	195,663	135,623	152,674	131,244
Three years later				1,263,091	1,177,900	1,013,122	588,659	337,330	124,522	115,214	163,808
Four years later					1,331,379	1,176,404	702,072	424,308	217,827	88,998	93,405
Five years later						1,299,663	822,133	495,642	313,315	155,708	59,936
Six years later							927,657	581,418	376,903	242,904	125,311
Seven years later								661,517	442,736	301,828	186,224
Eight years later									498,399	351,404	236,299
Nine years later										378,363	270,498
Ten years later											293,020
Re-estimated liability, net of reinsurance, at:
End of year	2,683,483	2,544,033	2,570,211	2,447,975	2,402,101	2,157,560	1,559,941	1,065,610	705,200	464,289	313,097
One year later		2,554,180	2,547,548	2,394,451	2,319,730	2,131,163	1,553,415	1,091,004	735,678	487,403	306,318
Two years later			2,507,068	2,340,380	2,230,481	2,020,736	1,526,922	1,090,282	770,497	500,897	338,194
Three years later				2,264,611	2,173,281	1,921,345	1,438,838	1,084,299	792,099	571,403	366,819
Four years later					2,096,935	1,888,984	1,369,333	1,043,492	808,261	585,741	418,781
Five years later						1,827,814	1,347,280	1,018,785	794,740	613,406	453,537
Six years later							1,296,660	1,019,036	792,896	597,666	462,157
Seven years later								983,646	783,442	602,546	455,279
Eight years later									782,921	600,667	452,221
Nine years later										621,719	449,576
Ten years later											467,108
Cumulative redundancy (deficiency), net of reinsurance		($10,147)	$63,143	$183,364	$305,166	$329,746	$263,281	$81,964	($77,721)	($157,430)	($154,011)

Gross reserves, end of year*	$3,658,317	$3,478,210	$3,507,291	$3,448,990	$3,291,269	$3,149,643	$2,842,133	$2,095,903	$1,525,313	$1,164,502	$1,132,258
Reinsurance recoverables*	974,834	934,177	937,080	1,001,015	889,168	992,083	1,282,192	1,030,293	820,113	700,213	819,161

Net reserves, end of year*	$2,683,483	$2,544,033	$2,570,211	$2,447,975	$2,402,101	$2,157,560	$1,559,941	$1,065,610	$705,200	$464,289	$313,097

Re-estimated gross reserves	$3,658,317	$3,479,178	$3,424,655	$3,194,269	$2,898,179	$2,656,271	$2,399,055	$1,862,091	$1,582,360	$1,468,342	$1,452,604
Re-estimated reinsurance recoverables	974,834	924,998	917,587	929,658	801,244	828,457	1,102,395	878,445	799,439	846,623	985,496

Re-estimated net reserves	$2,683,483	$2,554,180	$2,507,068	$2,264,611	$2,096,935	$1,827,814	$1,296,660	$983,646	$782,921	$621,719	$467,108

Cumulative gross redundancy (deficiency)		($968)	$82,636	$254,721	$393,090	$493,372	$443,078	$233,812	($57,047)	($303,840)	($320,346)

* Adjusted for acquisitions and dispositions of subsidiaries.

The deficiency for 2010 reflected in the above table resulted directly from our increase in reserves for the diversified financial products line of business in our Professional Liability Segment in 2011. This increase primarily affected the 2010 and 2009 accident years. See the “Segment Operations – Professional Liability Segment” section in Management’s Discussion and Analysis for additional discussion.

The redundancies for 2004 through 2009 reflected in the above table were recorded as favorable development in the years shown in the following table (in thousands):

	00000	00000
	Gross	Net
2011 (excluding diversified financial products)	$158,797	$94,010
2010	16,352	22,663
2009	90,435	53,524
2008	72,044	82,371
2007	90,621	26,397

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

The deficiencies for 2001 through 2003 reflected in the above table resulted primarily from run-off assumed accident and health reinsurance business in our Exited Lines, recorded in the years shown in the following table (in thousands):

	00000	00000
	Gross	Net
2006	$15,054	$25,097
2005	49,775	34,970
2004	127,707	27,326
2003	132,924	28,751

This accident and health business is primarily excess coverage for large losses related to workers’ compensation policies. The deficiencies affected the 2001 and prior accident years and were recorded due to our receipt of additional information and our continuing evaluation of reserves on this business. Losses tend to develop and affect excess covers considerably later than the original loss was incurred, which causes late reporting to us. Additionally, certain primary insurance companies that we reinsured experienced financial difficulties and were liquidated, leaving guaranty funds responsible for administering the business. While we have attempted to anticipate these conditions, there remains uncertainty in estimating these reserves, and there could be additional development of these reserves in the future.

A large proportion of the net deficiencies discussed above resulted from reinsurance commutations totaling $20.2 million in 2006, $26.0 million in 2005 and $28.8 million in 2003 related to our Exited Lines. Commutations can produce adverse prior year development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout period of the reserves. Thus, the loss may be recouped as investment income is earned on the assets received.

For additional discussion of our reserve processes and the changes in our loss and loss adjustment expense for 2011, 2010 and 2009, see “Critical Accounting Policies – Reserves” included in Management’s Discussion and Analysis.

Regulation

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

State insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles, which are different from generally accepted accounting principles (GAAP) we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while the GAAP basis is based on a going-concern concept. The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (NAIC), to identify insurance companies that potentially are inadequately capitalized.

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

Although the U.S. Federal government has not historically regulated the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act), enacted in July 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. This Act also establishes a new Federal Insurance Office (FIO) within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The FIO is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.

In the United Kingdom, the Financial Services Authority (FSA) supervises all securities, banking and insurance businesses, including Lloyd’s of London. The FSA oversees compliance with: 1) established periodic auditing and reporting requirements, 2) risk assessment reviews, 3) minimum solvency margins, 4) dividend restrictions, 5) restrictions governing the appointment of key officers, 6) restrictions governing controlling ownership interests and various other requirements. All of our U.K. operations, including Houston Casualty Company-London, are authorized and regulated by the FSA.

HCC Europe is domiciled in Spain and operates as a licensed insurance company in the European Union (EU). HCC Europe’s primary regulator is the Spanish General Directorate of Insurance and Pension Funds of the Ministry of the Economy and Treasury (Dirección General de Seguros y Fondos de Pensiones del Ministerio de Economía y Hacienda).

The EU is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II”, which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. Solvency II aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current solvency requirements. Solvency II is expected to be implemented in 2013, and we will be required to meet its requirements.

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

The jurisdictions in which each of our underwriting agencies operate impose licensing and other requirements. These regulations relate primarily to: 1) licensing as agents, brokers, reinsurance brokers, managing general agents or third party administrators, 2) advertising and business practice rules, 3) contractual requirements, 4) limitations on authority, 5) financial security and 6) record keeping requirements.

The following is a list of our underwriting agencies that are subject to regulation:

•	HCC Specialty
•	HCC Global Financial Products
•	HCC Indemnity Guaranty Agency
•	HCC Underwriting Agency
•	HCC Medical Insurance Services

Risk-Based Capital

The NAIC has developed a model for analyzing insurance companies called risk-based capital. The risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2011, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 for the purpose of ensuring the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act) extended the program through December 31, 2014. The Reauthorization Act revised the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act requires a $100.0 million loss event to trigger coverage. The Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100.0 billion.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. Our deductible for 2012 is approximately $135.5 million, which we would have to meet before the Federal reimbursement would occur.

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

In recent years, a variety of measures have been proposed at the U.S. federal level to reform the current process of Federal and state regulation of the financial services industries, which include the banking, insurance and securities industries. These measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of regulatory barriers to cross-industry combinations involving banks, securities firms and insurance companies. Also, the U.S. Federal government has recently expanded its presence in insurance oversight, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although we believe state regulation of the insurance business would likely continue, an additional layer of federal regulation may arise in the future. In addition, some insurance industry trade groups are actively lobbying for legislation that would allow an option for a separate Federal charter for insurance companies. The full extent to which the Federal government could decide to directly regulate the business of insurance has not been determined by lawmakers.

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

Executive Officers

Name	Principal occupation during past five years	Age	Served HCC since

Barry J. Cook	Mr. Cook has served as our Executive Vice President of International Operations and Chief Executive Officer of HCC Insurance Holdings (International) Limited, with oversight for our international operations, since 2006. From 1992 to 2005, Mr. Cook served as Chief Executive Officer of Rattner Mackenzie Limited, which we acquired in 1999.	51	1999

Brad T. Irick	Mr. Irick has served as our Executive Vice President since May 2010 and our Chief Financial Officer since August 2010. Prior to joining HCC, Mr. Irick was with PricewaterhouseCoopers LLC for 18 years, where he served as audit and advisory partner for several multinational public insurance company clients, including HCC between 2004 and the first half of 2007. Prior to PricewaterhouseCoopers LLC, Mr. Irick was at KPMG LLP. Mr. Irick is a Certified Public Accountant.	45	2010

Craig J. Kelbel	Mr. Kelbel has served as our Executive Vice President of Life, Accident & Health Operations since 2002 and President and Chief Executive Officer of HCC Life Insurance Company since 2005. Prior to joining HCC, Mr. Kelbel was the President of USBenefits Insurance Services, Inc. and Vice President of its parent company, The Centris Group, Inc., which HCC acquired in 1999. Mr. Kelbel has over 35 years of experience in the insurance industry.	57	1999

Name	Principal occupation during past five years	Age	Served HCC since

John N. Molbeck, Jr	Mr. Molbeck has served as our Chief Executive Officer of HCC since May 2009 and as a member of our Board of Directors since 2005. From May 2009 to May 2011, he also served as our President. From 2006 to May 2009, Mr. Molbeck served as President and Chief Operating Officer of HCC, a position he also held from 1997 to 2002. From 2003 through 2005, Mr. Molbeck served as Chief Executive Officer of Jardine Lloyd Thompson LLC, a retail insurance brokerage firm, which was, at the time, a subsidiary of Jardine Lloyd Thompson Group, plc. Prior to initially joining HCC in 1997, Mr. Molbeck had served as the Managing Director of Aon Natural Resources Group, a subsidiary of Aon Corporation. Mr. Molbeck currently serves as a member of the Investment and Finance Committee and the Enterprise Risk Oversight Committee of our Board.	65	2006

Pamela J. Penny	Ms. Penny has served as our Executive Vice President and Chief Accounting Officer since 2008. She previously served as Senior Vice President – Finance from 2004 to November 2008. Prior to joining HCC, Ms. Penny served as Senior Vice President and Controller for Aegis Mortgage Corporation from 2003 to 2004 and in varying capacities with American International Group, Inc. (formerly American General Corporation), including Senior Vice President & Controller of American General, from 1991 to 2003. Prior to that time, she was a partner in the international accounting firm KPMG LLP. Ms. Penny is a Certified Public Accountant.	57	2004

Randy D. Rinicella	Mr. Rinicella has served as our Senior Vice President, General Counsel and Secretary since 2007. Prior to joining HCC, Mr. Rinicella was Vice President, General Counsel and Secretary of Dresser-Rand Group, Inc., a publicly-traded equipment supplier to the worldwide oil, gas, petrochemical and process industries, from 2005 until 2007. Mr. Rinicella was a shareholder at the national law firm of Buchanan Ingersoll PC from 2004 until 2005, where he was a member of the firm’s corporate finance & technology practice, and a partner in the law firm of Roetzel & Andress from 2002 to 2004.	54	2007

Michael J. Schell	Mr. Schell has served as our Executive Vice President since 2002. In addition, since 2010, Mr. Schell has served as our Chief Property and Casualty Insurance Officer, with oversight for our property and casualty operations. From 2007 to 2010, Mr. Schell served as our Chief Underwriting Officer. Prior to joining HCC in 2002, Mr. Schell was with the St. Paul Companies for 25 years, most recently as President and Chief Operating Officer of St. Paul Re.	61	2002

Christopher J.B. Williams	Mr. Williams has served as our President since May 2011 and as a member of our Board of Directors since May 2007, including as Chairman of the Board from 2008 to May 2011. Prior to joining HCC, Mr. Williams was Chairman of Wattle Creek Winery from 2005 to May 2011. Prior to his retirement in 2005, he served as the National Director for Life, Accident & Health of Willis Re. Mr. Williams currently serves as a member of the Investment and Finance Committee and the Enterprise Risk Oversight Committee of our Board.	55	2011

Employees

At December 31, 2011, we had 1,874 employees. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

Available Information

The public may read and copy any materials that we file with the Securities and Exchange Commission (SEC) at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains financial reports, proxy statements and other information that we file electronically with the SEC.

We maintain an Internet website at www.hcc.com. The reference to our Internet website address in this Report does not constitute the incorporation by reference of the information contained at the website in this Report. We will make available, free of charge through publication on our Internet website, a copy of our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K or amendments to those reports, filed with or furnished to the SEC.

Item 1A. Risk Factors

Risks Relating to our Industry

Because we are a property and casualty insurer, our business may suffer as a result of unforeseen catastrophic losses.

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, tornados, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks and systemic risks. The incidence, frequency and severity of catastrophes are inherently unpredictable. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability and frequency of natural disasters.

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

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in severity of claims, frequency of claims, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in claims handling procedures, inflation, climate change, judicial trends and legislative changes.

Past events, such as the subprime credit issues, volatility in the financial markets, the economic downturn and decline in the equity markets, may result in an increase in the number of claims and the severity of the claims reported, particularly in lines of business such as directors’ and officers’ liability, errors and omissions liability and trade credit insurance. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us.

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

We may be impacted by claims relating to credit market downturns.

We write corporate directors’ and officers’ liability, errors and omissions liability and other insurance coverages for financial institutions and financial services companies. We also write trade credit business for policyholders who have credit and political risk. The volatility and downturn in the financial markets in the past several years has had an impact on this part of the industry. As a result, this part of the industry has been the subject of heightened scrutiny and, in some cases, investigations by regulators with respect to the industry’s actions. These events may give rise to increased claims litigation, including class action suits, which may involve our insureds. To the extent that the frequency or severity of claims relating to these events exceeds our current estimates used for establishing reserves, it could increase our exposure to losses from such claims and could have a material adverse effect on our financial postition and results of operations.

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

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies or to bear a portion of the cost of insurance for “high-risk” or uninsured individuals. Depending on state law, insurers can be assessed 1% to 2% of premium written for the relevant line of insurance in that state. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers’ ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas. The effect of these arrangements could materially adversely affect our results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act), enacted in July 2010, expands the U.S. Federal government’s presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. This legislation also establishes a new Federal Insurance Office with powers over most lines of insurance other than health insurance. The Federal Insurance Office is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. As this Act calls for numerous studies and contemplates further regulation, the future impact of the Act on our results of operations or financial position cannot be determined at this time.

The European Union (EU) is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II”, which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. Solvency II is expected to be implemented in 2013. The impact on us from our implementation of Solvency II will depend on the costs associated with implementation by each EU country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. In addition, the overall impact will depend on whether the U.S. regulatory regime is deemed equivalent to Solvency II, thereby reducing the costs of implementation. As such, we are currently not able to predict the impact of Solvency II on our financial position and results of operations.

Recent federal health care reform legislation may lead to changes in the country’s health care delivery system.

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act (collectively, the Legislation), enacted in 2010, may lead to changes in the country’s health care delivery system. As a result of the Legislation, there may be numerous changes in the health care industry, including an increasing percentage of the population that is covered for health care costs. Currently, we do not believe the Legislation will have a material adverse effect on our business. However, as the Legislation contemplates further regulation, we are unable to assess with certainty the full impact the Legislation may have on our business.

We cannot predict the effect, if any, climate change may have on the risks we insure.

Various scientists, environmentalists, international organizations and regulators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornados, freezes, other storms and fires) in certain parts of the world. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, which may be chief contributors to global climate change. We cannot predict the impact that changing climate conditions, if any, will have on results of operations or financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business. To the extent climate change does increase the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger competitors. These consolidated entities may use their enhanced market power and broader capital base to take business from us or to drive down pricing, which could adversely affect the results of our operations.

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

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007, for up to 85% of our losses in 2012 up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible of approximately $135.5 million in 2012.

In some jurisdictions outside of the United States, where we also have exposure to a loss from an act of terrorism, we have limited access to other government programs that may mitigate our exposure. If we become liable for risks that are not covered under the Reauthorization Act, our financial position, results of operations and cash flows could be materially adversely affected. In addition, because interpretation of this law is untested, there may be uncertainty as to how it will be applied to specific circumstances.

We may be unsuccessful in competing against larger or more well-established business rivals.

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition, it may be difficult or prohibitively expensive for us to implement IT systems and processes that are competitive with the systems and processes of these larger companies. Furthermore, due to volatility in the financial markets and the related negative economic impact, the U.S. government has intervened in the operations of some of our competitors, which could lead to increased competition on uneconomic terms in certain of our lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

We invest a significant amount of our assets in securities that have experienced market fluctuations, which may reduce the value of our investment portfolio, reduce investment income or generate realized investment losses.

At December 31, 2011, substantially all of our $6.0 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the continuing volatility in the market and economy as a whole. For our fixed income securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates and credit spreads, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. Mortgage-backed and asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk because the timing of cash flows that result from the repayment of principal might occur earlier than anticipated, due to declining interest rates, or extension risk when cash flows may be received later than anticipated because of rising interest rates.

Although 99% of our portfolio is investment grade, all of our fixed income securities are subject to credit risk. For mortgage-backed securities, credit risk exists if mortgagors default on the underlying mortgages. During an economic downturn, our state, municipal and non-U.S. sovereign bond portfolios could be subject to a higher risk of default or impairments due to declining tax bases and revenue, notwithstanding the relatively low historical rates of default of these types of obligations. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

The impact of fluctuations in the market prices of securities affects our financial statements. Because the majority of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. The unrealized pretax net investment gains on our available for sale fixed income securities were $333.4 million, $134.6 million and $156.3 million at December 31, 2011, 2010 and 2009, respectively.

Since 2008, the financial markets and the economy have been severely affected by various events. This has impacted interest rates and has caused large writedowns in other companies’ financial instruments either due to the market fluctuations or the impact of the events on the debtors’ financial condition. The continuing turmoil in the financial markets and the economy, particularly related to potential future ratings downgrade and/or impairment of debt securities of sovereign issuers, could adversely affect the valuation of our investments and cause us to have to record other-than-temporary impairment credit losses on our investments, which could have a material adverse effect on our financial position and results of operations.

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

We underwrite insurance coverages that are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. While we hold assets denominated in comparable foreign currencies to economically hedge the foreign currency risk related to these reserves and other liabilities denominated in foreign currencies, our net earnings could be adversely affected by exchange rate fluctuations if our assets do not match our liabilities. We do not use derivative contracts to hedge against foreign currency mismatches. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have a material adverse effect on our results of operations.

Our information technology systems may fail or suffer a loss of security, which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, to process our premiums and policies, to process and make claims payments, and to prepare our management and external financial statements and information. The failure of these systems could interrupt our operations. In addition, in the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible for an extended period of time. These systems failures or disruptions could result in a material adverse effect on our business results.

In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Despite the implementation of security measures, the infrastructure supporting our computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial position. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

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

Our major office facilities, with more than 25,000 square feet, are as follows:

Segment	Location	Square feet	Termination date of lease

U.S. Property & Casualty and Corporate headquarters	Houston, Texas	51,000	Owned
U.S. Property & Casualty	Houston, Texas	77,000	Owned
	Mount Kisco, New York	38,000	Owned
	Wakefield, Massachusetts	28,000	February 28, 2017
	Dallas, Texas	28,000	August 31, 2013
	Auburn Hills, Michigan	27,000	May 31, 2012
Accident & Health	Atlanta, Georgia	38,000	June 30, 2017
	Minneapolis, Minnesota	25,000	September 30, 2017
U.S. Surety & Credit	Los Angeles, California	40,000	October 31, 2016
International	London, England	30,000	December 24, 2015

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

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”. The intra-day high and low sales prices for quarterly periods from January 1, 2010 through December 31, 2011, as reported by the New York Stock Exchange, were as follows:

	0000000000	0000000000	0000000000	0000000000
	2011		2010
	High	Low	High	Low
First quarter	$32.00	$29.00	$29.00	$26.29
Second quarter	33.12	30.73	28.10	23.85
Third quarter	31.90	24.66	26.57	24.10
Fourth quarter	30.33	25.32	29.18	25.66

On February 17, 2012, the last reported sales price of our common stock as reported by the New York Stock Exchange was $29.81 per share.

Shareholders

We have one class of authorized capital stock. On February 17, 2012, there were 122.7 million shares of common stock issued and 104.0 million shares of common stock outstanding held by 653 shareholders of record; however, we estimate there are approximately 48,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis in 2011 and 2010 were as follows:

	000000000	000000000
	2011	2010
First quarter	$0.145	$0.135
Second quarter	0.145	0.135
Third quarter	0.155	0.145
Fourth quarter	0.155	0.145

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

Issuer Purchases of Equity Securities

On September 23, 2011, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). This new authorization follows the completion of a $300.0 million share repurchase program approved on March 10, 2011. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases will be made opportunistically, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the fourth quarter of 2011 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2011	32,009	$26.38	32,009	$291,321,680
November 1 - November 30, 2011	1,142,898	$26.22	1,142,898	$261,355,998
December 1 - December 31, 2011	1,294,182	$27.01	1,294,182	$226,406,283

Total	2,469,089		2,469,089

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2006 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s Composite 1500 Index and the Standard & Poor’s 1500 Multi-Line Insurance Index. The graph assumes that all dividends were reinvested.

Total Return to Shareholders

(includes reinvestment of dividends)

Company/Index	2006	2007	2008	2009	2010	2011
HCC Insurance Holdings, Inc.	$100.00	$90.62	$86.17	$91.91	$97.10	$94.19
S&P Composite 1500 Index	100.00	105.47	66.74	84.92	98.83	100.56
S&P 1500 Multi-Line Insurance Index	100.00	87.25	11.83	15.67	19.16	14.87

This performance graph shall not be deemed to be incorporated by reference into our Securities and Exchange Commission filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements and related Notes, the Schedules, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

	000000000000	000000000000	000000000000	000000000000	000000000000
	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Statement of earnings data

Revenue
Net earned premium	$2,127,170	$2,041,924	$2,037,235	$2,007,774	$1,985,086
Net investment income	212,271	203,819	191,965	164,751	206,462
Other operating income	35,590	44,832	82,669	61,985	106,889
Net realized investment gain (loss)	3,653	12,104	12,076	(16,808)	13,188
Other-than-temporary impairment credit losses	(4,679)	(425)	(5,429)	(11,133)	-

Total revenue	2,374,005	2,302,254	2,318,516	2,206,569	2,311,625

Expense
Loss and loss adjustment expense, net	1,399,247	1,213,029	1,215,759	1,211,873	1,183,947
Policy acquisition costs, net	328,134	322,046	308,554	308,587	289,862
Other operating expense	268,548	256,004	259,488	233,509	241,642
Interest expense	23,070	21,348	16,164	20,362	16,270

Total expense	2,018,999	1,812,427	1,799,965	1,774,331	1,731,721

Earnings before income tax expense	355,006	489,827	518,551	432,238	579,904
Income tax expense	99,763	144,731	164,683	130,118	188,351

Net earnings	$255,243	$345,096	$353,868	$302,120	$391,553

Earnings per common share
Basic	$2.31	$3.00	$3.14	$2.63	$3.47

Diluted	$2.30	$2.99	$3.11	$2.61	$3.35

Weighted average shares outstanding
Basic	109,051	113,863	112,200	114,848	112,873

Diluted	109,240	114,077	113,058	115,463	116,997

Cash dividends declared, per share	$0.60	$0.56	$0.52	$0.47	$0.42

	0000000000	0000000000	0000000000	0000000000	0000000000
	December 31,
	2011	2010	2009	2008	2007
		(in thousands, except per share data)
Balance sheet data

Total investments	$6,049,750	$5,687,095	$5,456,229	$4,804,283	$4,672,277
Premium, claims and other receivables	688,732	635,867	600,332	770,823	763,401
Reinsurance recoverables	1,056,068	1,006,855	1,016,411	1,054,950	956,665
Ceded unearned premium	222,300	278,663	270,436	234,375	244,684
Goodwill	872,814	821,648	822,006	858,849	776,046

Total assets	$9,625,253	$9,064,082	$8,834,391	$8,332,000	$8,074,520

Loss and loss adjustment expense payable	3,658,317	3,471,858	3,492,309	3,415,230	3,227,080
Reinsurance, premium and claims payable	366,499	345,730	337,257	527,476	627,812
Unearned premium	1,031,034	1,045,877	1,044,747	977,426	943,946
Notes payable	478,790	298,637	298,483	343,649	319,471

Shareholders’ equity	$3,292,014	$3,296,432	$3,031,183	$2,640,023	$2,443,695

Book value per share (1)	$31.62	$28.67	$26.58	$23.27	$21.24

Shares outstanding	104,101	114,968	114,051	113,444	115,069

	0000000000	0000000000	0000000000	0000000000	0000000000
	Years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except percentage data)
Statistical data

Gross written premium	$2,649,126	$2,578,908	$2,559,791	$2,498,763	$2,451,179
Net written premium	$2,182,158	$2,026,197	$2,046,289	$2,060,618	$1,985,609

Net loss ratio (2)	65.8%	59.4%	59.7%	60.4%	59.6%
Expense ratio (3)	25.0	25.2	24.3	24.7	23.9

Combined ratio	90.8%	84.6%	84.0%	85.1%	83.5%

(1) Calculated by dividing outstanding shares into total shareholders’ equity.

(2) Calculated by dividing net incurred loss and loss adjustment expense by net earned premium.

(3) Calculated by dividing segment underwriting expense by segment revenue.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $29.81 on February 17, 2012, resulting in market capitalization of $3.1 billion.

We underwrite a variety of relatively non–correlated specialty insurance products, including property and casualty, accident and health, surety, credit and aviation product lines. We market our insurance products through a network of independent agents and brokers, managing general agents and directly to consumers. In addition, we assume insurance written by other insurance companies. We manage our businesses through five insurance underwriting segments and our Investing segment. Our insurance underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International.

Our business philosophy is to maximize underwriting profit while managing risk. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce risk. Our business plan is shaped by our underlying business philosophy. As a result, our primary objective is to maximize net earnings and grow book value per share, rather than to grow gross written premium or our market share.

Key facts about our consolidated group as of and for the year ended December 31, 2011 are as follows:

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $31.62.

•	We generated net earnings of $255.2 million, or $2.30 per diluted share.

•	We produced total revenue of $2.4 billion, of which 90% related to net earned premium and 9% related to net investment income.

•

We recognized gross losses of $175.5 million and net losses, after reinsurance and reinstatement premium, of $117.9 million from catastrophes in Japan, New Zealand, the United States, Denmark and Thailand, mainly in our International segment.

•

Our net loss ratio, including the catastrophe losses, was 65.8% and our combined ratio was 90.8%. The catastrophe losses increased the net loss ratio by 5.3 percentage points and the combined ratio by 5.4 percentage points.

•

We recorded net adverse loss development of $10.1 million. We also recognized $37.3 million of losses related to our increase in the ultimate loss ratio for accident year 2011 for the diversified financial products line of business in our Professional Liability segment.

•	We recognized $13.0 million of profit commissions due from reinsurers, related to the U.S. D&O and International D&O lines of business.

•	Our debt to capital ratio was 12.7% at December 31, 2011.

•	We purchased $373.6 million of our common stock at an average cost of $29.55 per share. At year-end, we had $226.4 million remaining under our current $300.0 million share buyback authorization.

•	We increased our dividend for the 15th consecutive year and paid $65.8 million of dividends.

The following sections discuss our key operating results. The reason for any significant variations between 2010 and 2009 are the same as those discussed for variations between 2011 and 2010, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Our results and key metrics for the past three years were as follows:

	000000000000	000000000000	000000000000
	2011	2010	2009

Net earnings	$255,243	$345,096	$353,868

Earnings per diluted share	$2.30	$2.99	$3.11

Net loss ratio	65.8%	59.4%	59.7%
Expense ratio	25.0	25.2	24.3

Combined ratio	90.8%	84.6%	84.0%

Our 2011 and 2010 results include the impact of catastrophic events around the world. We experienced catastrophe losses primarily from the Japan earthquake and tsunami, New Zealand earthquakes, United States tornados and Hurricane Irene, Denmark storms and Thailand floods in 2011 and the Chile earthquake in 2010. We had no significant catastrophe losses in 2009. We reinsured a portion of our exposure to these catastrophic events. In 2011, we incurred $14.0 million of additional cost for net reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2011 and 2010.

	000000000	000000000
	2011	2010
Gross losses	$175,468	$44,042
Net losses, after reinsurance and reinstatement premium	$117,915	$21,346
Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.70)	$(0.12)
Net loss ratio (percentage points)	5.3%	1.1%
Combined ratio (percentage points)	5.4%	1.1%

In addition to the catastrophe losses, we increased our loss reserves by $47.4 million in 2011 to reflect the impact of net adverse prior year loss development and the additional accident year 2011 losses related to our diversified financial products (DFP) line of business. Adverse (favorable) loss development was $10.1 million, $(22.7) million and $(53.5) million for 2011, 2010 and 2009, respectively, and the DFP losses totaled $37.3 million. See the “Segment Operations” section below for further discussion of the catastrophes, loss development and DFP accident year 2011 losses.

Revenue

We generate our revenue from five primary sources:

•	risk-bearing earned premium produced by our insurance underwriting segments,

•	investment income earned on our consolidated investment portfolio by our Investing segment,

•	fee and commission income received from third party insurers for premium produced for them by our underwriting agencies,

•	transaction-based revenues, primarily related to residual value and mortgage reinsurance products in our U.S. Property & Casualty segment, and

•	realized investment gains and losses related to our fixed income securities portfolio.

Total revenue increased $71.8 million in 2011, compared to 2010, primarily due to higher net earned premium and net investment income, offset by lower other operating income and net realized investment gains. Total revenue decreased $16.3 million in 2010, compared to 2009, due to lower other operating income, partially offset by increased investment income from growth in our investment portfolio. Other operating income in 2009 included $25.0 million related to termination of a reinsurance contract, which is discussed below.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	00000000000	00000000000	00000000000
	2011	2010	2009
U.S. Property & Casualty	$540,436	$538,475	$603,408
Professional Liability	562,503	596,291	639,469
Accident & Health	802,302	761,729	745,035
U.S. Surety & Credit	226,312	226,866	203,522
International	517,383	453,478	337,562
Exited Lines	190	2,069	30,795

Total gross written premium	$2,649,126	$2,578,908	$2,559,791

U.S. Property & Casualty	$367,296	$328,821	$382,807
Professional Liability	412,262	401,562	447,080
Accident & Health	801,731	761,373	744,554
U.S. Surety & Credit	208,859	209,373	189,208
International	391,819	324,344	253,060
Exited Lines	191	724	29,580

Total net written premium	$2,182,158	$2,026,197	$2,046,289

U.S. Property & Casualty	$333,410	$339,513	$379,439
Professional Liability	410,816	425,226	444,534
Accident & Health	803,462	760,034	741,539
U.S. Surety & Credit	210,535	199,908	182,627
International	368,748	316,186	256,122
Exited Lines	199	1,057	32,974

Total net earned premium	$2,127,170	$2,041,924	$2,037,235

The 2011 and 2010 growth in premium from our insurance underwriting segments occurred primarily in the International segment, directly related to our new property treaty business, and in the Accident & Health segment, related to our medical stop-loss product. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.

Net investment income, which is included in our Investing segment, increased 4% in 2011 and 6% in 2010, primarily due to higher income from fixed income securities, generated from an increased amount of investments and improved management of short-term funds. Our fixed income securities portfolio increased 13% in 2011 and 12% in 2010, from $4.6 billion at December 31, 2009 to $5.2 billion at December 31, 2010 and $5.9 billion at December 31, 2011. The growth in fixed income securities resulted primarily from cash flow from operations and long-term investment of short-term funds. Short-term investment income declined due to lower average short-term investment balances in 2010 and 2011.

The sources of net investment income are detailed below.

	0000000000	0000000000	0000000000
	2011	2010	2009
Fixed income securities
Taxable	$113,293	$110,517	$106,690
Exempt from U.S. income taxes	98,729	92,297	82,760

Total fixed income securities	212,022	202,814	189,450
Short-term investments	537	900	1,978
Other	4,486	4,344	4,338

Total investment income	217,045	208,058	195,766
Investment expense	(4,774)	(4,239)	(3,801)

Net investment income	$212,271	$203,819	$191,965

The following table details the components of our other operating income.

	2011	2010	2009
Fee and commission income	$32,933	$33,237	$46,207
Financial instruments	659	8,767	4,703
Contract using deposit accounting	-	-	25,532
Other	1,998	2,828	6,227

Other operating income	$35,590	$44,832	$82,669

Fee and commission income, which relates to third party agency and broker commissions, has declined since 2009, primarily due to reduced brokerage volume in our International segment following the sale of our U.K. reinsurance broker in late 2009. The financial instruments line, which relates to two derivative contracts denominated in British pound sterling, includes the effect of foreign currency fluctuations compared to the U.S. dollar. In 2010, this line also included an $8.0 million gain related to terminating one of these derivative contracts. The contract using deposit accounting line includes a $25.0 million fee we received in 2009 for terminating all of our liability, loss-free, under a reinsurance contract that had been accounted for using the deposit method of accounting. Our $25.0 million fee was partially offset by $9.9 million of expenses for reinsurance and other direct costs, which were included in other operating expense. The income from terminating the derivative and reinsurance contracts is included in our U.S. Property & Casualty segment.

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

The tables below detail, by segment, our net loss and loss adjustment expense, the amount of development included in our net loss and loss adjustment expense, and our net loss ratios.

	0000000000	0000000000	0000000000
	2011	2010	2009
U.S. Property & Casualty	$201,017	$191,108	$201,311
Professional Liability	328,503	265,465	276,558
Accident & Health	586,210	556,848	540,917
U.S. Surety & Credit	52,206	52,940	54,618
International	233,879	143,412	94,550
Exited Lines	(2,568)	3,256	47,805

Net loss and loss adjustment expense	$1,399,247	$1,213,029	$1,215,759

Adverse (favorable) development:
U.S Property & Casualty	$(3,145)	$(15,891)	$(25,942)
Professional Liability	47,084	9,624	(674)
Accident & Health	(6,094)	9,840	3,061
U.S. Surety & Credit	(11,300)	(7,181)	(10,497)
International	(13,830)	(22,277)	(30,894)
Exited Lines	(2,568)	3,222	11,422

Total adverse (favorable) development	10,147	(22,663)	(53,524)
Catastrophe losses	103,907	22,500	-
All other net loss and loss adjustment expense	1,285,193	1,213,192	1,269,283

Net loss and loss adjustment expense	$1,399,247	$1,213,029	$1,215,759

U.S. Property & Casualty	60.3%	56.3%	53.1%
Professional Liability	80.0	62.4	62.2
Accident & Health	73.0	73.3	72.9
U.S. Surety & Credit	24.8	26.5	29.9
International	63.4	45.4	36.9

Consolidated net loss ratio	65.8%	59.4%	59.7%

Consolidated accident year net loss ratio	65.3%	60.4%	62.3%

Loss and loss adjustment expense increased 15% in 2011 and had minimal change from 2009 to 2010. The 2011 increase was driven by $103.9 million of catastrophe losses, primarily in the International segment, and the $37.3 million increase of reserves for our DFP line of business in the Professional Liability segment, noted above. We experienced a corresponding increase in our consolidated accident year net loss ratio in 2011. See the “Segment Operations” section below for additional discussion of the changes in our loss and loss adjustment expense, development and net loss ratios for each segment.

Our net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the year. The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	2011	2010	2009
Net reserves for loss and loss adjustment expense payable at beginning of year	$2,537,772	$2,555,840	$2,416,271
Net reserve additions from acquired businesses	6,261	8,110	36,522
Foreign currency adjustment	(6,108)	(21,127)	25,067
Net loss and loss adjustment expense	1,399,247	1,213,029	1,215,759
Net loss and loss adjustment expense payments	(1,253,689)	(1,218,080)	(1,137,779)

Net reserves for loss and loss adjustment expense payable at end of year	$2,683,483	$2,537,772	$2,555,840

Net paid loss ratio	58.9%	59.7%	55.8%

Our net paid loss ratio decreased slightly in 2011, with offsetting changes in the amount of claims paid across our different lines of business. Our paid loss ratio increased in 2010, primarily due to higher claims payments for our D&O and medical stop-loss products. We commuted certain loss reserves included in our Exited Lines for $43.7 million, $15.8 million and $43.9 million, in 2011, 2010, and 2009, respectively. The commutations had no material effect on net earnings but increased our net paid loss ratios. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.

Policy Acquisition Costs

Policy acquisition costs relate to direct costs we incur to issue insurance policies, including commissions, premium taxes and compensation of our underwriters. The percentage of policy acquisition costs to net earned premium was 15.4% in 2011, 15.8% in 2010 and 15.1% in 2009. The lower percentages in 2011 and 2009 primarily related to reinsurance profit commissions, which are recorded as a reduction of policy acquisition costs, of $17.2 million in 2011, $1.6 million in 2010 and $10.6 million in 2009. After excluding profit commissions, the 2011 increase primarily related to higher commission and premium tax expense due to changes in the mix of business.

Other Operating Expense

Other operating expense, of which approximately 65% relates to compensation and benefits of our 1,874 employees, increased 5% in 2011 and decreased 1% in 2010. The 2011 increase was primarily due to higher compensation and benefits and information technology expense. In 2009, we sold our U.K. reinsurance broker and our commercial marine agency business, which reduced our other operating expense in 2010. Our other operating expense included $3.0 million in 2010 and $9.9 million in 2009 of direct costs related to terminating the derivative contract and reinsurance contract, respectively, discussed above. We recognized a foreign currency benefit of $1.1 million in 2011, compared to expense of $1.6 million in 2010 and a benefit of $0.6 million in 2009.

Other operating expense included $12.4 million, $13.6 million and $16.0 million in 2011, 2010 and 2009, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. Stock-based compensation expense was lower in 2011 and 2010 due to the forfeiture of restricted stock grants and full vesting of certain stock options. In 2011, we granted $13.9 million of restricted stock awards and units, with a weighted-average life of 4.1 years. At December 31, 2011, there was approximately $25.7 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.0 years. In 2012, we expect to recognize $9.8 million of expense, including the amortization of deferred policy acquisition costs, for all stock-based awards outstanding at year-end 2011.

Interest Expense

Interest expense on debt and short-term borrowings increased $1.7 million in 2011 and $5.2 million in 2010. The increase in 2011 related to $180.0 million of net borrowings during the year on our $600.0 million Revolving Loan Facility. In the fourth quarter of 2009, we issued $300.0 million of 6.30% Senior Notes, with an effective interest rate of 6.37%, and redeemed $124.7 million of 1.30% Convertible Notes. Our 2011 and 2010 interest expense includes $19.3 million for the Senior Notes.

Income Tax Expense

Our income taxes are due to U.S. Federal, state, local and foreign jurisdictions. Our effective income tax rate was 28.1% for 2011, compared to 29.5% for 2010 and 31.8% for 2009. The lower effective rate in 2011 and 2010 related to the increased benefit from higher tax-exempt investment income over the three-year period relative to a declining pretax income base over the same period.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. The insurance segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual policy losses and multiple policy losses from catastrophic risks. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios.

A description of the type of products, distribution channels, risk exposure and other key facts about our five underwriting segments is included in the “Segment and Geographic Information” section of Item 1, Business. The following provides operational information about our five underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	0000000000	0000000000	0000000000
	2011	2010	2009

Net earned premium	$333,410	$339,513	$379,439
Other revenue	23,951	31,201	53,105

Segment revenue	357,361	370,714	432,544

Loss and loss adjustment expense, net	201,017	191,108	201,311
Other expense	110,184	103,229	115,198

Segment expense	311,201	294,337	316,509

Segment pretax earnings	$46,160	$76,377	$116,035

Net loss ratio	60.3%	56.3%	53.1%
Expense ratio	30.8	27.8	26.6

Combined ratio	91.1%	84.1%	79.7%

	000000	000000	000000
	2011	2010	2009
Aviation	$113,341	$115,952	$129,626
E&O	73,666	95,275	118,834
Public Risk	50,440	46,409	39,986
Other	95,963	81,877	90,993

Total net earned premium	$333,410	$339,513	$379,439

Aviation	63.7%	55.0%	56.6%
E&O	70.8	79.2	61.5
Public Risk	79.8	61.8	66.3
Other	37.9	28.4	31.2

Total net loss ratio	60.3%	56.3%	53.1%

Aviation	$154,903	$162,539	$176,073
E&O	68,846	81,567	109,163
Public Risk	73,168	64,802	66,176
Other	243,519	229,567	251,996

Total gross written premium	$540,436	$538,475	$603,408

Aviation	$117,333	$110,539	$124,336
E&O	67,606	81,443	109,026
Public Risk	58,096	46,844	48,524
Other	124,261	89,995	100,921

Total net written premium	$367,296	$328,821	$382,807

Our U.S. Property & Casualty segment pretax earnings declined 40% in 2011, due to: 1) lower net earned premium, 2) a reduced amount of favorable development in 2011 compared to 2010, 3) $6.2 million of catastrophe losses in 2011, 4) higher operating expenses and 5) the effect of a $5.0 million gain in 2010 related to termination of a derivative contract. The segment’s pretax earnings declined 34% in 2010 primarily due to lower net earned premium, directly related to pricing competition and the mix of products in this segment, and the year-over-year impact of the $5.0 million gain in 2010 and a $15.6 million gain in 2009 related to termination of two contracts, discussed below.

In 2010 and again in 2011, we wrote less premium in many of these product lines due to continued competition in the segment’s markets. In particular, our E&O volume declined as we continued to re-underwrite that product, employing more stringent underwriting criteria in reaction to higher losses. Premium grouped in Other includes numerous types of specialty insurance products. The 2011 increase in Other included $16.7 million of premium generated by our three new underwriting teams focused on technical property, primary casualty and excess casualty coverages. Net written premium increased in aviation, public risk and certain Other product lines in 2011, due to changes in timing and amount of our reinsurance programs.

Changes in the segment’s loss ratios primarily reflect the amount of favorable development in each year. The segment had net favorable development of $3.1 million in 2011, $15.9 million in 2010 and $25.9 million in 2009. The 2011 net favorable development primarily related to offsetting favorable and adverse development for products grouped in Other. The 2010 favorable development primarily related to an assumed quota share contract that is in runoff, as well as aviation, public risk, and smaller product lines included in Other. The 2009 favorable development primarily related to aviation and the quota share contract. In 2011, aviation experienced higher 2011 accident year losses, and public risk incurred $5.0 million of catastrophe losses. In 2010, E&O experienced higher 2010 accident year losses, as well as adverse development related to the 2006 – 2009 underwriting years.

The segment’s expense ratio was higher in 2011, primarily due to higher compensation costs and lower segment revenue. The higher expense ratio in 2010, compared to 2009, primarily related to lower segment revenue in 2010. We terminated our interest in a derivative contract in 2010 and in a reinsurance contract in 2009, which generated $5.0 million and $15.6 million, respectively, of pretax earnings in these years. Related to these transactions, we received cash of $8.3 million in 2010 and $25.0 million in 2009, which was included in other revenue, and incurred reinsurance and other direct costs of $3.0 million in 2010 and $9.9 million in 2009, which were included in other expense. The segment’s remaining other revenue relates to fee and commission income earned by our agencies from third party insurance companies.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	0000000000	0000000000	0000000000
	2011	2010	2009
Net earned premium	$410,816	$425,226	$444,534
Other revenue	912	981	(212)

Segment revenue	411,728	426,207	444,322

Loss and loss adjustment expense, net	328,503	265,465	276,558
Other expense	59,036	74,524	59,744

Segment expense	387,539	339,989	336,302

Segment pretax earnings	$24,189	$86,218	$108,020

Net loss ratio	80.0%	62.4%	62.2%
Expense ratio	14.3	17.5	13.4

Combined ratio	94.3%	79.9%	75.6%

U.S. D&O	$359,178	$377,868	$385,452
International D&O	51,638	47,358	59,082

Total net earned premium	$410,816	$425,226	$444,534

U.S. D&O	90.3%	62.6%	63.6%
International D&O	8.2	60.8	53.3

Total net loss ratio	80.0%	62.4%	62.2%

	000000	000000	000000
	2011	2010	2009

U.S. D&O	$453,669	$498,331	$541,492
International D&O	108,834	97,960	97,977

Total gross written premium	$562,503	$596,291	$639,469

U.S. D&O	$347,834	$362,255	$393,128
International D&O	64,428	39,307	53,952

Total net written premium	$412,262	$401,562	$447,080

The Professional Liability segment pretax earnings declined 72% in 2011, compared to 2010, due to lower net earned premium and adverse loss development, partially offset by increased income related to profit commissions due from reinsurers (including $13.0 million directly related to favorable development in the U.S. D&O and International D&O lines of business in 2011). Segment earnings decreased year-over-year in 2010 due to lower net earned premium, reduced profit commissions from reinsurers, and adverse loss development. Gross written premium decreased 6% in 2011 and 7% in 2010 because we wrote less D&O business in the United States due to pricing competition. Net written premium increased in 2011 due to a change in our reinsurance programs.

The segment had adverse loss development of $47.1 million in 2011, compared to $9.6 million in 2010 and minimal development in 2009. The 2011 and 2010 development primarily related to our DFP line of business (included in U.S. D&O), which provides coverage for private equity partnerships, hedge funds and investment managers. In 2011, DFP recorded $104.2 million of adverse development, as well as $37.3 million of additional losses related to our increase in the ultimate loss ratio for accident year 2011. These reserve changes resulted primarily from revised assumptions with regards to the frequency and severity of claims in the 2008 – 2011 accident years. Our U.S. D&O and International D&O lines of business had favorable development of $32.2 million and $24.9 million, respectively, in 2011, which partially offset the adverse development from DFP. The favorable D&O development related to lower than expected reported loss development in accident years 2002 – 2005. The higher 2011 loss ratio for U.S. D&O, shown above, included the impact of DFP’s adverse development, partially offset by the favorable development for the U.S. D&O line of business. The low loss ratio in 2011 for International D&O directly related to the favorable development, discussed above. In 2009, for our D&O products, we re-estimated our exposure on the 2004 – 2007 underwriting years. As a result, the International D&O reserves had favorable development, which was substantially offset by adverse development in the U.S. D&O reserves.

The fluctuations in the expense ratio primarily related to profit commissions in 2011 and 2009. The profit commissions, which offset the segment’s other expense, reduced the 2011 expense ratio by 3.3 percentage points and the 2009 expense ratio by 2.3 percentage points. There were minimal profit commissions in 2010. The lower expense ratio in 2009, after consideration of the effect of profit commissions, related to the higher level of net earned premium relative to 2011 and 2010.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	2011	2010	2009

Net earned premium	$803,462	$760,034	$741,539
Other revenue	4,687	3,875	5,180

Segment revenue	808,149	763,909	746,719

Loss and loss adjustment expense, net	586,210	556,848	540,917
Other expense	121,261	117,308	117,189

Segment expense	707,471	674,156	658,106

Segment pretax earnings	$100,678	$89,753	$88,613

Net loss ratio	73.0%	73.3%	72.9%
Expense ratio	15.0	15.4	15.7

Combined ratio	88.0%	88.7%	88.6%

Medical Stop-loss	$703,619	$654,335	$633,572
Other	99,843	105,699	107,967

Total net earned premium	$803,462	$760,034	$741,539

Medical Stop-loss	74.5%	73.6%	71.7%
Other	62.4	71.0	80.5

Total net loss ratio	73.0%	73.3%	72.9%

Medical Stop-loss	$703,814	$654,335	$633,573
Other	98,488	107,394	111,462

Total gross written premium	$802,302	$761,729	$745,035

Medical Stop-loss	$703,619	$654,335	$633,571
Other	98,112	107,038	110,983

Total net written premium	$801,731	$761,373	$744,554

The Accident & Health segment pretax earnings increased 12% in 2011 and 1% in 2010. These increases directly related to higher net earned premium in our medical stop-loss product line due to writing new business.

The segment had favorable loss development of $6.1 million in 2011, compared to adverse development of $9.8 million and $3.1 million in 2010 and 2009, respectively. The 2011 favorable development primarily related to the 2009 – 2010 underwriting years for our medical stop-loss, medical excess and HMO reinsurance products. This favorable development was substantially offset by higher losses in 2011. The 2010 adverse development primarily related to the 2008 and 2009 underwriting years for our medical excess, short-term medical and HMO reinsurance products.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	000000	000000	000000
	2011	2010	2009

Net earned premium	$210,535	$199,908	$182,627
Other revenue	1,247	580	274

Segment revenue	211,782	200,488	182,901

Loss and loss adjustment expense, net	52,206	52,940	54,618
Other expense	113,932	109,685	98,518

Segment expense	166,138	162,625	153,136

Segment pretax earnings	$45,644	$37,863	$29,765

Net loss ratio	24.8%	26.5%	29.9%
Expense ratio	53.8	54.7	53.9

Combined ratio	78.6%	81.2%	83.8%

Surety	$164,879	$160,373	$147,803
Credit	45,656	39,535	34,824

Total net earned premium	$210,535	$199,908	$182,627

Surety	20.6%	22.8%	22.8%
Credit	40.0	41.5	59.9

Total net loss ratio	24.8%	26.5%	29.9%

Surety	$169,237	$171,595	$159,287
Credit	57,075	55,271	44,235

Total gross written premium	$226,312	$226,866	$203,522

Surety	$158,116	$164,764	$153,479
Credit	50,743	44,609	35,729

Total net written premium	$208,859	$209,373	$189,208

Our U.S. Surety & Credit pretax segment earnings increased 21% in 2011, compared to 2010, due to increased net earned premium and a higher amount of favorable development in 2011. Segment earnings increased 27% in 2010, compared to 2009, due to higher net earned premium, partially offset by higher expenses and a reduced amount of favorable loss experience compared to 2009.

Gross written premium was flat in 2011, due to slight offsetting changes in our surety and credit product lines. In 2010, increased pricing for commercial surety bonds written by a company we acquired in early 2009 contributed to the growth in gross written premium. In addition, our large commercial surety team, hired in 2009, wrote more premium in 2010. Our credit premium grew in 2011 and 2010 due to improved market pricing following the 2008 world-wide credit market crisis.

The segment had favorable loss development of $11.3 million in 2011, compared to $7.2 million in 2010 and $10.5 million in 2009. In all three years, the favorable development related to lower than expected reported loss development in both our surety and credit product lines.

Historically, surety bonds and credit insurance have lower net loss ratios and higher expense ratios than other types of property and casualty insurance. The lower net loss ratios reflect the underwriting and claims processes in this business, including collateral drawdowns and subrogation recoveries. The higher expense ratios reflect the additional personnel time and costs required to underwrite these policies and administer claims, as well as higher commission rates paid to agents. The segment’s expense ratio was higher in 2010 compared to 2009 due to additional personnel costs to administer and underwrite the business and handle claims. The expense ratio returned to a lower level in 2011, as growth in expenses was more than offset by higher net earned premium.

International Segment

The following tables summarize the operations of the International segment.

	000000	000000	000000
	2011	2010	2009

Net earned premium	$368,748	$316,186	$256,122
Other revenue	5,309	7,344	23,518

Segment revenue	374,057	323,530	279,640

Loss and loss adjustment expense, net	233,879	143,412	94,550
Other expense	136,750	120,956	115,342

Segment expense	370,629	264,368	209,892

Segment pretax earnings	$3,428	$59,162	$69,748

Net loss ratio	63.4%	45.4%	36.9%
Expense ratio	36.6	37.4	41.2

Combined ratio	100.0%	82.8%	78.1%

Energy	$66,512	$52,671	$49,099
Property Treaty	90,912	47,594	51
Liability	81,339	81,887	82,137
Surety & Credit	73,832	69,264	68,162
Other	56,153	64,770	56,673

Total net earned premium	$368,748	$316,186	$256,122

	0000000000	0000000000	0000000000
	2011	2010	2009
Energy	35.7%	22.2%	25.7%
Property Treaty	80.0	58.2	-
Liability	34.0	43.3	25.7
Surety & Credit	56.6	41.7	50.9
Other	121.0	61.3	46.1

Total net loss ratio	63.4%	45.4%	36.9%

Energy	$128,078	$106,902	$98,935
Property Treaty	128,767	74,514	284
Liability	89,519	86,681	87,142
Surety & Credit	84,683	75,106	75,775
Other	86,336	110,275	75,426

Total gross written premium	$517,383	$453,478	$337,562

Energy	$75,286	$53,063	$49,435
Property Treaty	98,370	59,878	284
Liability	81,855	79,959	78,472
Surety & Credit	78,418	64,847	68,887
Other	57,890	66,597	55,982

Total net written premium	$391,819	$324,344	$253,060

The International segment pretax earnings decreased 94% in 2011, compared to 2010, due to larger catastrophe losses and a lower amount of favorable loss development in 2011. Segment earnings decreased 15% in 2010, compared to 2009, due to catastrophe losses and higher favorable loss development in 2009, partially offset by underwriting profit on our new property treaty business.

Our International segment’s pretax earnings were impacted by losses from catastrophic events around the world in 2011 and 2010. We experienced catastrophe losses primarily from the Japan earthquake and tsunami, New Zealand earthquakes, the United States tornados and Hurricane Irene, Denmark storms and Thailand floods in 2011 and the Chile earthquake in 2010. We had no catastrophe losses in 2009. The catastrophic events impacted our energy and property treaty product lines, as well as our property (direct and facultative) and accident and health lines of business (both included in Other). We reinsured a portion of our exposure to these catastrophic events and incurred net reinstatement premium for continued reinsurance coverage, which reduced the segment’s 2011 net written and net earned premium. The following table summarizes the segment’s catastrophe losses, as well as the impact on key metrics in 2011 and 2010.

	0000000000	0000000000
	2011	2010

Gross loss and loss adjustment expense, before reinsurance	$168,100	$44,042

Loss and loss adjustment expense, after reinsurance	$97,672	$22,500
Reinstatement premium, net	14,008	(1,154)

Total net catastrophe losses	$111,680	$21,346

Impact of catastrophe losses (in percentage points) on:
Gross loss ratio	32.9%	10.0%

Net loss ratio	27.8%	7.0%
Expense ratio	1.4	(0.1)

Combined ratio	29.2%	6.9%

In addition to the catastrophe losses, we also recognized gross losses of $31.7 million for the Deepwater Horizon rig disaster in 2010. Due to significant facultative reinsurance, in addition to treaty reinsurance, our pretax net loss was minimal.

The increase in gross written, net written and net earned premium in 2011 and 2010 principally related to our property treaty business, which we began to write in late 2009. In addition, in 2011, we wrote more energy business due to industry rate increases and expansion of our wind storm aggregates and retained a higher percentage of this business. Written and earned premium in our surety & credit product lines increased in 2011 due to changes in market rate pricing and our reinsurance programs. Premium reported in Other decreased in 2011, primarily because we wrote less property (direct and facultative) business and incurred $8.0 million of reinstatement premium related to catastrophe losses in 2011. The Other line is higher in 2010 because we wrote more short-tail property business, which was substantially reinsured.

The segment had favorable loss development of $13.8 million in 2011, compared to $22.3 million in 2010 and $30.9 million in 2009. The three years included $7.6 million, $11.6 million and $12.7 million, respectively, of favorable development related to prior years’ catastrophe losses, primarily in our energy line of business. The remaining favorable development in 2011 primarily related to favorable development for our U.K. professional liability (included in Liability) and energy lines of business, partially offset by adverse development for our public liability (included in Liability) and Spanish construction surety (included in Surety & Credit) lines of business. The U.K. professional liability development related to accident years 2004 – 2010, with approximately half of the development in accident year 2009, while the other development in 2011 related to accident years 2007 – 2010. The remaining favorable development in 2010 and 2009 related to energy and U.K. professional liability for the 2004 – 2008 underwriting years.

Other revenue in 2009 included third party agency and broker commissions earned by Rattner Mackenzie Limited, our U.K. reinsurance broker, which we sold in late 2009. The segment’s expense ratio decreased in 2011 and 2010 due to growth in net earned premium.

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

The following table summarizes the investment results of our Investing segment.

	0000000000	0000000000	0000000000
	2011	2010	2009

Fixed income securities	$212,022	$202,814	$189,450
Short-term investments	537	900	1,978
Other investment income	4,486	4,344	4,338
Net realized investment gain	3,653	12,104	12,076
Other-than-temporary impairment credit losses	(4,679)	(425)	(5,429)
Investment expenses	(4,774)	(4,239)	(3,801)

Segment pretax earnings	$211,245	$215,498	$198,612

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
U.S. government and government agency securities	$302,677	5%	$337,260	6%
Fixed income securities of states, municipalities and political subdivisions	1,085,341	18	1,082,057	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,863,888	31	1,628,059	29
Corporate fixed income securities	956,617	16	683,690	12
Residential mortgage-backed securities	1,100,086	18	995,108	17
Commercial mortgage-backed securities	256,124	4	145,228	3
Asset-backed securities	34,746	1	12,566	-
Foreign government securities	280,457	4	309,140	5
Short-term investments	133,917	2	488,002	9
Other investments	35,897	1	5,985	-

Total investments	$6,049,750	100%	$5,687,095	100%

Our total investments increased $362.7 million in 2011, principally from operating cash flow and a $198.8 million increase in the pretax unrealized gain associated with our available for sale fixed income securities at December 31, 2011, compared to December 31, 2010. During 2010 and 2011, we substantially reduced our short-term investments and re-invested the funds in long-term fixed income securities in order to maximize our investment return.

The following table summarizes the investment results related to our investment portfolio.

	0000000000	0000000000	0000000000
	2011	2010	2009

Average investments, at cost	$5,660,936	$5,413,762	$5,071,688
Average long-term yield *	3.9%	4.1%	4.2%
Average long-term tax equivalent yield *	4.8%	5.0%	5.1%
Average combined tax equivalent yield *	4.6%	4.5%	4.5%
Weighted-average life of fixed income securities	7.6 years	7.5 years	6.5 years
Weighted-average duration of fixed income securities	5.0 years	5.5 years	4.9 years
Weighted-average combined duration	4.9 years	5.1 years	4.2 years
Weighted-average rating of fixed income securities	AA	AA+	AA+

* Excluding realized and unrealized gains and losses.

The decline in the weighted-average rating of our fixed income portfolio at year-end 2011 was a direct result of Standard & Poor’s Corporation’s downgrade of the U.S. government debt rating in August 2011. The ratings of our individual securities within our portfolio at December 31, 2011 were as follows:

	00000	00000	00000	00000
	Available for sale at fair value		Held to maturity at amortized cost
	Amount	%	Amount	%
AAA	$833,889	14%	$48,340	30%
AA	3,769,887	66	29,024	18
A	892,390	16	82,459	51
BBB	197,163	3	1,279	1
BB and below	25,505	1	-	-

Total fixed income securities	$5,718,834	100%	$161,102	100%

The methodologies used to determine the fair value of our investments are described in Note 2, “Fair Value Measurements” in the Consolidated Financial Statements. The fair value of our fixed income securities fluctuates depending on general economic and market conditions, including changing interest rates. As market interest rates and credit spreads increase, the fair value will generally decrease, and as market interest rates and credit spreads decrease, the fair value will generally increase. At December 31, 2011, the net unrealized gain on our available for sale fixed income securities portfolio was $333.4 million, compared to $134.6 million at December 31, 2010. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. Our general policy has been to hold our available for sale fixed income securities through periods of fluctuating interest rates.

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of individual securities within our available for sale fixed income portfolio were $12.9 million at December 31, 2011 and $35.6 million at December 31, 2010. We evaluate the securities in our available for sale portfolio for possible other-than-temporary impairment losses at each quarter end. We realized other-than-temporary impairment credit losses through pretax earnings of $4.7 million in 2011, $0.4 million in 2010 and $5.5 million in 2009. For additional disclosures about these credit losses and a description of the accounting policies and procedures that we use to determine our other-than-temporary impairment losses, see Note 3, “Investments,” to the Consolidated Financial Statements and the “Critical Accounting Policies — Other-than-temporary Impairments in Investments” section below.

The average long-term tax equivalent yield of our fixed income securities portfolio was 4.8%, 5.0% and 5.1% in 2011, 2010 and 2009, respectively. These yields reflect general declines in market interest rates over this period, partially offset by longer average duration of our new investments. Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons, or because we can reinvest the proceeds at a higher effective yield. We recognized net realized investment gains of $3.7 million in 2011 and $12.1 million in both 2010 and 2009.

The table below indicates the contractual or expected maturity distribution of our fixed income securities at December 31, 2011. In the table, we allocated the maturities of mortgage-backed and asset-backed securities based on the expected future principal payments. The weighted-average life of our mortgage-backed and asset-backed securities is approximately 4.3 years based on expected future cash flows.

	Available for sale at amortized cost		Mortgage-backed and asset-backed at amortized cost		Held to maturity at amortized cost		Total fixed income securities
	Amount	%	Amount	%	Amount	%	Amount	%
One year or less	$259,072	6%	$18,850	1%	$63,127	39%	$341,049	6%
One year to five years	1,086,817	27	1,000,728	76	97,137	60	2,184,682	40
Five years to ten years	1,093,709	27	253,154	19	838	1	1,347,701	24
Ten years to fifteen years	753,856	19	30,883	3	-	-	784,739	14
More than fifteen years	876,352	21	12,011	1	-	-	888,363	16

Total fixed income securities	$4,069,806	100%	$1,315,626	100%	$161,102	100%	$5,546,534	100%

At December 31, 2011, we held $161.1 million of fixed income securities that we designated as held to maturity. We maintain these securities, which are denominated in currencies other than the functional currency of the investing subsidiary, to hedge the foreign currency risk associated with insurance claims that we will pay in these same currencies. Effective in 2011, we discontinued designating new investment purchases as held to maturity securities and plan to designate future investment purchases as available for sale securities. Any unrealized foreign currency gains and losses on available for sale securities must be recorded in other comprehensive income within shareholders’ equity, rather than in net earnings. The pretax income statement benefit related to this change in our investment management philosophy approximated $3.6 million in 2011. This change may create greater volatility in our foreign currency benefit or expense in future periods.

At December 31, 2011, we held $1.9 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA at December 31, 2011. Within our municipal bond portfolio, we held $231.5 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At December 31, 2011, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer – 24%, 2) education – 21%, 3) transportation – 19%, 4) leasing – 8% and 5) electric – 7%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at December 31, 2011. Although recent economic conditions in the United States may reduce the sources of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At December 31, 2011, we held corporate fixed income securities issued by foreign corporations with an aggregate fair value of $364.5 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $281.1 million. The following table details our holdings of foreign debt at December 31, 2011.

	Corporate debt
	Financial institutions		Non-financial institutions		Sovereign debt and agencies
Country	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value	Cost or amortized cost	Fair value
United Kingdom	$62,398	$62,144	$82,877	$84,860	$37,794	$38,362
The Netherlands	29,439	29,549	40,026	40,770	18,701	20,308
France	21,280	20,699	36,046	36,601	52,524	54,366
Germany	9,035	9,259	10,962	11,204	74,666	79,230
Sweden	7,185	7,160	4,945	4,658	-	-
Australia	6,856	6,984	8,781	9,103	16,144	16,531
Norway	5,470	5,228	4,926	5,317	-	-
Italy	2,658	2,556	3,211	3,331	-	-
Finland	2,571	2,376	-	-	8,246	8,918
Switzerland	2,023	2,050	-	-	-	-
Canada	1,780	1,784	11,201	12,691	7,068	7,248
Mexico	-	-	2,800	3,039	-	-
Belgium	-	-	2,009	2,022	-	-
Cayman Islands	-	-	1,122	1,159	-	-
Supranational*	-	-	-	-	46,875	48,842
Denmark	-	-	-	-	3,895	3,974
Spain	-	-	-	-	3,424	3,284

Total foreign debt	$150,695	$149,789	$208,906	$214,755	$269,337	$281,063

*	Supranational represents investments in European Bank for Reconstruction and Development, European Investment Bank, Inter-American Development Bank, and International Bank for Reconstruction and Development.

At December 31, 2011, we held a commercial mortgage-backed securities portfolio with a fair value of $256.1 million, an average rating of AA+ and an average loan-to-value ratio of 70%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.

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

Corporate & Other

Our Corporate & Other category includes operations not related to our segments, including unallocable corporate operating expenses, consolidated interest expense and underwriting results of our Exited Lines of business.

The following table summarizes activity in the Corporate & Other category.

	0000000000	0000000000	0000000000
	2011	2010	2009
Net earned premium	$199	$1,057	$32,974
Other revenue	(516)	851	804

Total revenue	(317)	1,908	33,778

Loss and loss adjustment expense, net	(2,568)	3,256	47,805
Other expense - Exited Lines	4,154	4,899	8,654
Other expense - Corporate	51,941	48,205	54,375
Interest expense	22,494	20,592	15,186

Total expense	76,021	76,952	126,020

Pretax loss	$(76,338)	$(75,044)	$(92,242)

Because we no longer write business in Exited Lines, net earned premium and losses have decreased substantially since 2009. The Exited Lines had favorable loss development of $2.6 million in 2011 and adverse development of $3.2 million and $11.4 million in 2010 and 2009, respectively. The 2009 losses included adverse development for accident and health business and larger than expected accident year losses on film completion bonds. The Exited Lines incur operating costs primarily for claims personnel and facilities.

Our Corporate expenses not allocable to the segments increased $3.7 million in 2011, compared to 2010, due to higher information technology costs related to implementation of a new company-wide financial reporting system and higher salary and employee benefit costs. Corporate expenses not allocable to the segments decreased $6.2 million in 2010, compared to 2009, principally due to lower expense for corporate bonuses, stock-based compensation and the fair value adjustment on two expired interest rate swap agreements. Our interest expense increased in 2011 due to a higher amount of outstanding borrowings on our $600 million Revolving Loan Facility. Interest expense increased in 2010 due to long-term debt issued in late 2009.

Liquidity and Capital Resources

Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:

•	We held $238.5 million of cash and liquid short-term investments at December 31, 2011.

•	In 2011, we generated $421.3 million of cash from operating activities.

•

Our available for sale bond portfolio had a fair value of $5.7 billion at December 31, 2011, compared to $5.0 billion at December 31, 2010. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if needed.

•

Our insurance companies have sufficient resources to pay potential claims. We project that our insurance companies will pay approximately $1.3 billion of claims in 2012, based on historical payment patterns and claims history. We also project that they will collect approximately $0.3 billion of reinsurance recoveries in 2012. These companies have $5.6 billion of short-term investments and available for sale fixed income securities that are available to fund claims payments, if needed, after consideration of expected cash flow from the insurance companies’ 2012 operations.

•

In March 2011, we replaced our $575.0 million Revolving Loan Facility with a four-year $600.0 million Revolving Loan Facility that expires on March 8, 2015. We had $407.4 million of borrowing capacity available at December 31, 2011.

•

Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 12.7% at December 31, 2011 and 8.3% at December 31, 2010, with the increase related to our borrowings under the Revolving Loan Facility.

•	We have a $90.0 million Standby Letter of Credit Facility that expires on December 31, 2015, which is used to guarantee our performance in two Lloyd’s of London syndicates.

•

Our domestic insurance companies have the ability to pay $255.1 million in dividends in 2012 to the parent company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid. HCC can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase our common stock and pay operating expenses.

•	The parent company has a short-duration fixed income securities portfolio of $233.6 million, which is available to cover the holding company’s required cash disbursements in 2012.

•

We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market. Our current shelf registration expires in March 2012; however, we plan to replace it with a similar shelf registration.

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

We generated cash from operations of $421.3 million in 2011, $415.2 million in 2010 and $582.8 million in 2009. The components of our net operating cash flows are summarized in the following table.

	0000000000	0000000000	0000000000
	2011	2010	2009
Net earnings	$255,243	$345,096	$353,868
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(68,810)	(16,655)	(15,186)
Change in unearned premium, net	41,377	(3,607)	14,259
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	133,471	4,625	64,960
(Gain) loss on investments	1,026	(12,168)	(3,518)
Other, net	58,969	97,909	168,414

Cash provided by operating activities	$421,276	$415,200	$582,797

We generated approximately $115.0 million more operating cash flow in 2011, compared to 2010, after consideration of inward commutations, payment of 2011 catastrophe-related claims, and receipt or refund of surety collateral funds. We paid $43.7 million in 2011, $15.8 million in 2010 and $43.9 million in 2009 to commute certain loss reserves in our Exited lines, which reduced our operating cash flow in these years. We also paid $40.0 million in 2011 for claims related to the 2011 catastrophic events. We refunded a net $8.3 million of surety collateral funds in 2011, compared to receiving a net $32.7 million in 2010 and $47.0 million in 2009. Our remaining operating cash flow, excluding the previously discussed items, was $513.3 million in 2011, $398.3 million in 2010 and $579.7 million in 2009, with the 2011 increase driven by additional premium receipts. We completed another inwards commutation after year-end 2011, which will reduce our operating cash flow by $27.5 million in the first quarter of 2012.

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

The average duration of claims in many of our lines of business is relatively short and, accordingly, our investment portfolio has a relatively short duration. The weighted-average duration of all claims was approximately 2.5 years in 2011 and 2010, and 2.7 years in 2009. The weighted-average duration of our fixed income securities was 5.0 years, 5.5 years and 4.9 years in 2011, 2010 and 2009, respectively. The longer duration of our fixed income securities reflects the effects of the investment of our capital. In recent years, we have expanded our writings of D&O and E&O insurance, both of which have a longer claims duration than our other products. We consider these different claims payment patterns in determining the duration of our investment portfolio.

Capital Management

Revolving Loan Facility

On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. As of December 31, 2011, we had borrowed $180.0 million under the Facility, primarily to fund purchases of our common stock. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The weighted-average interest rate on borrowings under the Facility at December 31, 2011 was 1.65%. In addition, we pay an annual commitment fee of 20 basis points. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $407.4 million at December 31, 2011. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at December 31, 2011.

Senior Notes

In 2009, we issued $300.0 million of 6.30% Senior Notes due 2019. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured and subordinated general obligations of the holding company. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with these covenants at December 31, 2011.

Our debt to total capital ratio was 12.7% at December 31, 2011 and 8.3% at December 31, 2010, with the increase related to our borrowings under the Revolving Loan Facility. Our fixed charge coverage ratio was 13.30 for 2011, 19.39 for 2010 and 25.13 for 2009. The reduced ratio was due to increased interest expense and lower pre-tax earnings over the three-year period.

Standby Letter of Credit Facility

We have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in two Lloyd’s of London syndicates. The Standby Facility expires on December 31, 2015. We pay an annual fee of 90 basis points. The Standby Facility contains the same restrictive financial covenants as the Facility, with which we were in compliance at December 31, 2011.

Subsidiary Letters of Credit

At December 31, 2011, certain of our subsidiaries had outstanding letters of credit with banks totaling $13.1 million. Of this amount, $12.6 million of outstanding letters of credit reduced our borrowing capacity under the Revolving Loan Facility at year-end 2011.

Share Purchases

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

During 2011, we purchased $373.6 million, or 12.6 million shares, at an average cost of $29.55 per share. Through December 31, 2011, we have purchased $507.5 million, or 18.6 million shares at a weighted-average cost of $27.26 since our repurchase program began in 2008. At February 17, 2012, $222.2 million of repurchase authority remains under the Plan.

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

In 2011, 2010 and 2009, our domestic and foreign insurance companies paid HCC dividends of $248.2 million, $285.7 million and $134.0 million, respectively. The 2011 and 2010 dividends included $138.3 million and $135.4 million, respectively, of fixed income securities plus the related accrued interest. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $255.1 million in dividends in 2012 without obtaining special permission from U.S. state regulatory authorities.

Earnouts

We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International D&O liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In March 2011, certain amendments were made to the purchase agreement, which resulted in an adjustment to our estimate of the ultimate amounts to be settled under the agreement. As of December 31, 2011, we estimated the future ultimate claims settlements for the applicable periods of our U.S. D&O and International D&O lines of business, including the impact of favorable loss development recorded in 2011. Based on this, we recorded a projected net amount due to the former owners of $31.3 million at year-end 2011, which is payable in 2012.

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. For additional information, see Note 13, “Commitments and Contingencies” to the Consolidated Financial Statements. We currently have claims under one indemnification that covers certain net insurance losses that were incurred and reinsured prior to our sale of a subsidiary. We paid $2.0 million related to such claims in 2011. At December 31, 2011, we have recorded a liability of $12.4 million, and have $6.7 million in escrow and $5.2 million of letters of credit to cover our obligations or anticipated payments under this indemnification.

Contractual Obligations

The following table summarizes our total contractual cash payment obligations by estimated payment date at December 31, 2011.

		Estimated payment dates
	Total	2012	2013-2014	2015-2016	Thereafter
Gross loss and loss adjustment expense payable (1):
U.S. Property & Casualty	$687,332	$301,848	$274,456	$78,249	$32,779
Professional Liability	1,698,239	398,982	636,070	378,666	284,521
Accident & Health	229,642	228,370	1,272	-	-
U.S. Surety & Credit	107,975	62,258	39,289	4,886	1,542
International	643,845	248,157	251,370	77,997	66,321
Exited Lines	291,284	77,016	75,405	37,637	101,226

Total gross loss and loss adjustment expense payable	3,658,317	1,316,631	1,277,862	577,435	486,389
Life and annuity policy benefits	61,061	1,728	3,310	3,123	52,900
6.30% Senior Notes (2)	451,200	18,900	37,800	37,800	356,700
$600.0 million Revolving Loan Facility (3)	193,275	4,170	8,340	180,765	-
Operating leases	53,072	11,343	19,547	15,009	7,173
Earnout liabilities	31,314	31,314	-	-	-
Indemnifications	12,355	3,526	5,238	3,202	389

Total obligations	$4,460,594	$1,387,612	$1,352,097	$817,334	$903,551

In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next by line of business will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	The 6.30% Senior Notes are due in 2019. We pay interest semi-annually on May 15 and November 15, which is included in the above table.

(3)	The $600.0 million Revolving Loan Facility expires on March 8, 2015. In the above table, the outstanding borrowings of $180.0 million at December 31, 2011 are shown in 2015 with the annual commitment fee of 20 basis points shown in each applicable year.

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

Inflation can also affect interest rates. A significant increase in interest rates could increase our net investment income related to newly invested cash flow and could also have a material adverse effect on the fair value of our investments. The fair value of our fixed income securities was $5.9 billion at December 31, 2011. If market interest rates were to change 100 basis points, the fair value of our fixed income securities would change approximately $294.0 million before tax, based on our year-end portfolio value. The change in fair value was determined using duration modeling assuming no prepayments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. At December 31, 2011, we had outstanding borrowings of $180.0 million under the Facility. If average interest rates increased by 100 basis points during 2012 as compared to 2011, our projected 2012 interest expense would increase by approximately $2.0 million. The interest rate on our 6.30% Senior Notes is fixed and not subject to interest rate changes.

Foreign Exchange Rate Fluctuations

We underwrite risks that are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. There could be a negative impact on our net earnings from the effect of exchange rate fluctuations on these assets and liabilities. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Imbalances are generally net liabilities, and we economically hedge such imbalances with cash and short-term investments denominated in the same foreign currency as the net imbalance. We recognized a $1.1 million gain from foreign currency in 2011, compared to a loss of $1.6 million in 2010 and a gain of $0.6 million in 2009.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires us to make estimates and assumptions when applying our accounting policies. The following sections provide information about our estimation processes related to certain of our critical accounting policies.

Reserves

The process of estimating our loss and loss adjustment expense is inherently uncertain and involves a considerable degree of judgment. Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expenses as of each quarter end. See the “Reserves for Insurance Claims” section of Item 1, Business for a description of the factors considered by management in making loss reserve estimates, as well as the change in such estimates over the past ten years.

We utilize the actuarial point and range estimates prepared by our internal actuaries to monitor the adequacy and reasonableness of our recorded reserves. Each quarter end, management compares recorded reserves to the most recent actuarial point estimate. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. Historically, our consolidated net reserves have been above the total actuarial point estimate but within the actuarial range.

The following table shows our recorded net reserves by segment, as well as the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries, as of December 31, 2011.

	Recorded net reserves	Actuarial point estimate	Low end of actuarial range	High end of actuarial range

Total net reserves	$2,683,483	$2,570,698	$2,386,084	$2,842,898

U.S. Property & Casualty	$461,606	$465,083	$418,178	$534,966
Professional Liability	1,196,840	1,147,798	975,629	1,377,358
Accident & Health	229,526	229,526	204,924	255,309
U.S. Surety & Credit	95,413	87,328	79,486	99,537
International	464,981	424,894	403,273	492,197
Exited Lines	235,117	216,068	191,254	268,157

Total net reserves	$2,683,483

The excess of the total recorded net reserves over the actuarial point estimate was 4.2% of recorded net reserves at December 31, 2011, compared to 4.1% at December 31, 2010. The percentage will vary each year, in total and by segment, depending upon current economic events, the nature of the underlying products and their potential volatility, severity of claims reported in the current year, historical development patterns and management’s judgment about these factors.

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

Line of business	Products	Underwriting	Duration	Speed of claim reporting	Reserve volatility

U.S. Property & Casualty	Aviation	Direct and subscription	Medium	Fast	Medium
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium
	Property	Direct and assumed	Short	Fast	Low

Professional Liability	D&O liability	Direct and subscription	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium

Accident & Health	Medical stop-loss	Direct	Short	Fast	Low
	Other medical	Direct and assumed	Short	Fast	Low to medium

U.S. Surety & Credit	Surety	Direct	Medium	Fast	Low
	Credit	Direct	Medium	Fast	Low

International	Energy	Subscription	Medium	Moderate	Medium
	Property	Subscription	Short	Fast	Low
	Property treaty	Assumed	Short	Fast	Low
	Surety & credit	Direct	Medium	Fast	Low
	Marine	Subscription	Medium	Moderate	Medium
	Accident & health	Direct and assumed	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium

Exited Lines	Accident & health	Assumed	Long	Slow	High
	Medical malpractice	Direct	Medium to long	Moderate	Medium to high

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Assumed reinsurance represented 13% of our gross written premium in 2011 and 12% in 2010, and 16% and 17% of our gross reserves at December 31, 2011 and 2010, respectively. The 2011 increase in assumed written premium relates to property treaty reinsurance business that we began to write in late 2009. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium.

The property treaty reinsurance business written in our International segment covers catastrophic risks worldwide. Our internal staff underwrites the business, which is placed by major brokers. Given the nature and size of these large losses, the brokers report these claims to us quickly, since the primary insurance and any lower layers of reinsurance generally are exhausted with the catastrophic event. We establish loss reserves for this assumed reinsurance using a combination of our internal models, external sources that independently model catastrophic losses, and estimates provided by our insureds.

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

We have reserves for assumed quota share surplus lines business, which we discontinued writing in 2008, in our U.S. Property & Casualty segment. Case reserves are reported directly to us by the cedant. We establish incurred but not reported (IBNR) reserves based on our estimates using the same methods and assumptions we would use to set reserves for comparable direct business. We have not had any disputes with the cedant.

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

Our Exited Lines, which represented 34% of assumed reserves at December 31, 2011, include run-off assumed accident and health reinsurance business, which is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take more than twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. This business is subject to late reporting of claims by cedants and state guaranty associations. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ operations to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with cedants related to claims or coverage issues are negotiated to resolution or settled through arbitration. In recent years, we have been commuting a portion of these reserves to reduce our exposure to adverse development. Based on the higher risk of the underlying insurance product and the potential for late reported claims, management believes there may be greater volatility in loss development for this product than for our other product lines.

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

Based on our reserving techniques, estimation processes and past results, we believe that our net reserves are adequate.

The following tables show the composition of our gross, ceded and net reserves by segment at December 31, 2011 and 2010.

December 31, 2011	Gross	Ceded	Net	% net IBNR to net total reserves

Case reserves:
U.S. Property & Casualty	$327,491	$115,052	$212,439
Professional Liability	657,343	196,067	461,276
Accident & Health	175,310	67	175,243
U.S. Surety & Credit	23,763	3,409	20,354
International	355,598	118,008	237,590
Exited Lines	207,329	45,157	162,172

Total case reserves	1,746,834	477,760	1,269,074

IBNR reserves:
U.S. Property & Casualty	359,841	110,674	249,167	54%
Professional Liability	1,040,896	305,332	735,564	61
Accident & Health	54,332	49	54,283	24
U.S. Surety & Credit	84,212	9,153	75,059	79
International	288,247	60,856	227,391	49
Exited Lines	83,955	11,010	72,945	31

Total IBNR reserves	1,911,483	497,074	1,414,409	53%

Total loss and loss adjustment expense payable	$3,658,317	$974,834	$2,683,483

December 31, 2010

Case reserves:
U.S. Property & Casualty	$316,308	$98,882	$217,426
Professional Liability	625,073	183,685	441,388
Accident & Health	141,412	88	141,324
U.S. Surety & Credit	16,140	8,544	7,596
International	325,551	114,988	210,563
Exited Lines	271,925	46,695	225,230

Total case reserves	1,696,409	452,882	1,243,527

IBNR reserves:
U.S. Property & Casualty	382,261	126,715	255,546	54%
Professional Liability	943,116	292,696	650,420	60
Accident & Health	64,468	53	64,415	31
U.S. Surety & Credit	66,598	5,083	61,515	89
International	220,526	36,295	184,231	47
Exited Lines	98,480	20,362	78,118	26

Total IBNR reserves	1,775,449	481,204	1,294,245	51%

Total loss and loss adjustment expense payable	$3,471,858	$934,086	$2,537,772

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

We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, most of which are at or greater than a 200% loss ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and on the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to our net underwriting results. Our reinsurance generally does not cover war or terrorism risks.

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

Our reinsurance recoverables represented 32% and 31% of our shareholders’ equity at December 31, 2011 and 2010, respectively. A high percentage of our reinsurance recoverables relates to our D&O business, where it takes longer for claims reserves to result in paid claims.

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our Reinsurance Security Policy Committee carefully monitors the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing, current basis. The Committee uses objective criteria to select and retain our reinsurers, including requiring: 1) minimum surplus of $250 million, 2) minimum capacity of £100 million for Lloyd’s syndicates, 3) a financial strength rating of “A–” or better from A.M. Best Company, Inc. or Standard & Poor’s Corporation, 4) an unqualified opinion on the reinsurer’s financial statements from an independent audit, 5) approval from the reinsurance broker, if a party to the transaction, and 6) a minimum of five years in business for non-U.S. reinsurers. The Committee approves exceptions to these criteria when warranted.

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible loss. We monitor reinsurance recoverables to ensure no one reinsurer’s balances exceed 10% of our consolidated reinsurance recoverables. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We constantly monitor the collectability of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

We maintain a reserve for potential collectability issues, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end based on recoverable balances that are past due or in dispute. The reserve was $1.9 million at December 31, 2011, compared to $2.5 million at December 31, 2010. While we believe the year-end reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability, taking in consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will be not be realized, we establish a valuation allowance for that deferred tax asset. Although realization is not assured, we believe that, as of December 31, 2011, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

For our annual June 2011 impairment test, we considered three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilized the income and market valuation approaches and based our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimated the present value of each reporting unit’s expected cash flows to determine its fair value. We utilized estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determined fair value of each reporting unit based on market participant data, and used those results to test the reasonableness and validity of the income approach results.

Based on our 2011 impairment test, the fair value of each of our reporting units as of June 30, 2011 exceeded its carrying amount. In addition, we had no indication of impairment at December 31, 2011. We will conduct our next annual goodwill impairment test as of June 30, 2012, unless other events occur that indicate there is an impairment in our goodwill prior to that date. See Note 1, “General Information and Significant Accounting and Reporting Policies — Recent Accounting Policies” to the Consolidated Financial Statements for a new accounting standard related to goodwill valuation that we will adopt in 2012.

Other-than-temporary Impairments in Investments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. Our available for sale fixed income securities had gross unrealized losses of $12.9 million (0.2% of the aggregate fair value of total available for sale fixed income securities) at December 31, 2011, compared to $35.6 million (0.7% of aggregate fair value) at December 31, 2010. We evaluate our securities for possible other-than-temporary impairment (OTTI) losses at each quarter end. See Note 1, “General Information and Significant Accounting and Reporting Policies — Other-than-temporary Impairments” to the Consolidated Financial Statements for the factors we use to evaluate our securities.

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

We recognize an OTTI loss in earnings in the period we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss. Any non-credit portion of the OTTI loss is recognized in shareholders’ equity. In the past three years, for those securities judged to have an OTTI loss, we recognized OTTI losses as follows:

	2011	2010	2009
Total other-than-temporary impairment loss	$(6,922)	$(378)	$(6,443)
Portion recognized in other comprehensive income	2,243	(47)	1,014

Net other-than-temporary impairment loss recognized in earnings	$(4,679)	$(425)	$(5,429)

At December 31, 2011, we had $0.9 million of after-tax OTTI losses, related to mortgage-backed securities, included in shareholders’ equity. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial OTTI measurement dates.

If a mortgage-backed security is not paying the full amount of its expected principal payments, we recognize the unpaid amount as a realized loss in the period due and permanently reduce the security’s cost basis. We recognized no such realized losses in 2011 or 2009 and $0.8 million in 2010. We assess all such securities with an impairment loss at quarter end for other-than-temporary impairment, using the methods described above.

Recent Accounting Guidance

See Note 1, “General Information and Significant Accounting and Reporting Policies — Recent Accounting Guidance” to the Consolidated Financial Statements for a description of recently issued accounting guidance that will impact our consolidated financial statements in future periods.

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

The fair value of our fixed income securities was $5.9 billion at December 31, 2011, compared to $5.2 billion at December 31, 2010. If market interest rates were to change 100 basis points, the fair value of our fixed income securities would have changed approximately $294.0 million before tax at December 31, 2011. This compares to a change in fair value of approximately $285.0 million before tax at December 31, 2010 for the same 100 basis points change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our 6.30% Senior Notes are not subject to interest rate changes. Our $600.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2011, we had outstanding borrowings of $180.0 million under the Facility. If average interest rates increased by 100 basis points during 2012 as compared to 2011, our projected 2012 interest expense would increase by approximately $2.0 million. At December 31, 2010, there were no outstanding borrowings under our $575.0 million Revolving Credit Facility.

Foreign Exchange Risk

The table below shows, for subsidiaries with a U.S. dollar functional currency, the net amount of significant foreign currency balances converted to U.S. dollars at December 31, 2011 and 2010. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	000000	000000	000000	000000
	December 31,
	2011		2010
	U.S. dollar equivalent	Hypothetical 10% change in fair value	U.S. dollar equivalent	Hypothetical 10% change in fair value

British pound sterling	$13,813	$1,381	$10,775	$1,078
Canadian dollar	7,079	708	4,299	430
Euro	3,343	334	4,448	445
Australian dollar	607	61	5,026	503

See the “Foreign Exchange Rate Fluctuations” section in Management’s Discussion and Analysis and Note 1, “General Information and Significant Accounting and Reporting Policies — Foreign Currency” to the Consolidated Financial Statements for additional information.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary financial information listed in the accompanying Index to Consolidated Financial Statements and Schedules are incorporated herein as part of this Report.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2011.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

On October 3, 2011, we implemented a new general ledger and internal reporting system. The new system was implemented to increase the overall efficiency of our financial reporting process and not in response to any deficiency or weakness in our internal control over financial reporting. As a part of the implementation, we modified controls that were impacted by the new system, including user access security, workflow authorization and reconciliation processes, to supplement and complement our existing internal control over financial reporting. Our management believes that appropriate internal controls are in place with the new system. Other than changes made related to implementation of the new general ledger and internal reporting system, there were no changes in our internal control over financial reporting in the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

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

The information regarding our Executive Officers required by Item 401 of Regulation S-K is incorporated by reference to the “Executive Officers” section in Item 1, Business of this Report.

The other information regarding our Directors, Executive Officers and Corporate Governance required by this Item 10 is incorporated by reference to the sections “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

Item 11.  Executive Compensation

The information regarding Executive Compensation required by this Item 11 is incorporated by reference to the sections “2011 Director Compensation Table”, “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011, with respect to compensation plans under which our equity securities are authorized for issuance. All such plans were approved by our shareholders.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	4,020,738	*	$28.29	3,787,604

*	The total in column (a) includes 213,488 restricted stock units issued under our equity incentive plan. These restricted stock units are not included in the calculation of weighted-average exercise price in column (b).

The other information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 is incorporated by reference to the section “Stock Ownership of Information” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions, and Director Independence required by this Item 13 is incorporated by reference to the section “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

Item 14.  Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services required by this Item 14 is incorporated by reference to the sections “Corporate Governance” and “Proposal 3 – Ratification of Independent Registered Public Accounting Firm for 2012” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2011.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) Financial Statement Schedules

The financial statements and supplementary financial information listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

(b) Exhibits

The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC INSURANCE HOLDINGS, INC. (Registrant)

Dated: February 29, 2012	By:	/s/ John N. Molbeck, Jr.
(John N. Molbeck, Jr.) Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOHN N. MOLBECK, JR. (John N. Molbeck, Jr.)	Director, Chief Executive Officer (Principal Executive Officer)	February 29, 2012

/s/ JUDY C. BOZEMAN* (Judy C. Bozeman)	Director	February 29, 2012

/s/ FRANK J. BRAMANTI* (Frank J. Bramanti)	Director	February 29, 2012

/s/ WALTER M. DUER* (Walter M. Duer)	Director	February 29, 2012

/s/ JAMES C. FLAGG, PH.D.* (James C. Flagg, Ph.D.)	Director	February 29, 2012

/s/ THOMAS M. HAMILTON* (Thomas M. Hamilton)	Director	February 29, 2012

/s/ LESLIE S. HEISZ* (Leslie S. Heisz)	Director	February 29, 2012

/s/ BRAD T. IRICK (Brad T. Irick)	Executive Vice President and Chief Financial Officer	February 29, 2012

/s/ DEBORAH H. MIDANEK* (Deborah H. Midanek)	Director	February 29, 2012

/s/ JAMES E. OESTERREICHER* (James E. Oesterreicher)	Director	February 29, 2012

/s/ ROBERT A. ROSHOLT* (Robert A. Rosholt)	Director and Chairman of the Board	February 29, 2012

/s/ CHRISTOPHER J. B. WILLIAMS (Christopher J. B. Williams)	Director and President	February 29, 2012

/s/ PAMELA J. PENNY (Pamela J. Penny)	Executive Vice President and Chief Accounting Officer	February 29, 2012

*By:	/s/ PAMELA J. PENNY
Pamela J. Penny, Attorney-in-fact

All items listed below are incorporated by reference to other documents previously filed by HCC with the Securities and Exchange Commission, except those designated by † are being filed herewith.

Exhibit Number

3.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).
3.2	—	Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 3, 2008).
4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Registration No. 33-48737) filed on October 27, 1992).
4.2	—	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).
4.3	—	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).
10.1	—	Loan Agreement, dated March 8, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed on March 8, 2011).
10.2	—	First Amendment to Loan Agreement, dated September 22, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2011).
10.3	—	Amendment and Restatement Agreement, dated November 23, 2011, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC, and Barclay Bank PLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 30, 2011).
10.4	—	Restated $90,000,000 Standby Letter of Credit Facility, dated November 23, 2011, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 30, 2011).
10.5	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 33-152897) filed on August 8, 2008).*
10.6	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.7	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.8	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.9	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (service shares) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on March 1, 2010).*
10.10	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (performance shares) (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 1, 2010).*
10.11	—	Form of Restricted Stock Award Agreement (U.S.) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 1, 2010).*
10.12	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2010).*

Exhibit Number

	10.13	—	Amendment to Stock Option Agreements, effective May 20, 2009, between Frank J. Bramanti and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 26, 2009).*
	10.14	—	Employment Agreement, effective May 5, 2009, between John N. Molbeck, Jr. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 6, 2009).*
	10.15	—	Employment Agreement, effective May 10, 2010, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 6, 2010).*
†	10.16	—	First Amendment to Employment Agreement, effective January 1, 2012, between Brad T. Irick and HCC Insurance Holdings, Inc.*
	10.17	—	Service Agreement, effective January 1, 2006, between Barry J. Cook and HCC Service Company Limited (UK) Branch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2007).*
	10.18	—	Employment Agreement, effective March 1, 2007, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 10, 2007).*
	10.19	—	First Amendment to Employment Agreement, effective September 1, 2009, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2009).*
	10.20	—	Employment Agreement, effective June 1, 2007, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 10, 2007).*
	10.21	—	First Amendment to Employment Agreement, effective December 19, 2008, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 22, 2008).*
	10.22	—	Second Amendment to Employment Agreement, effective December 1, 2010, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2010).*
	10.23	—	Employment Agreement, effective May 1, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 2, 2011).*
	10.24	—	Relocation Policy and Reimbursement Agreement, dated April 27, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 2, 2011).*
	10.25	—	Separation Agreement, dated September 13, 2011, by and between W. Tobin Whamond and HCC Insurance Company Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 13, 2011).*
	10.26	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr., effective May 5, 2009 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 26, 2009).*
	10.27	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Christopher J.B. Williams, effective May 1, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 2, 2011).*
	10.28	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 28, 2011).*
	10.29	—	Form of Indemnification Agreement between HCC Insurance Holdings, Inc. and recipient (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on February 28, 2011).*
†	12	—	Statement Regarding Computation of Ratios.
†	21	—	Subsidiaries of HCC Insurance Holdings, Inc.
†	23	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 29, 2012.
†	24	—	Powers of Attorney.

Exhibit Number

†	31.1	—	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	31.2	—	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
†	32.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
†	101	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

†	Filed herewith.
*	Management contract or compensatory plan.
**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Houston, TX

February 29, 2012

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	0000000000	0000000000
	December 31,
	2011	2010
ASSETS

Investments
Fixed income securities – available for sale, at fair value (amortized cost: 2011 – $5,385,432; 2010 – $4,864,806)	$5,718,834	$4,999,440
Fixed income securities – held to maturity, at amortized cost (fair value: 2011 –$163,136; 2010 – $195,811)	161,102	193,668
Short-term investments, at cost, which approximates fair value	133,917	488,002
Other investments, at fair value (amortized cost: 2011 – $38,230; 2010 – $5,967)	35,897	5,985

Total investments	6,049,750	5,687,095

Cash	104,550	97,857
Restricted cash	229,821	148,547
Premium, claims and other receivables	688,732	635,867
Reinsurance recoverables	1,056,068	1,006,855
Ceded unearned premium	222,300	278,663
Ceded life and annuity benefits	61,061	58,409
Deferred policy acquisition costs	217,608	212,786
Goodwill	872,814	821,648
Other assets	122,549	116,355

Total assets	$9,625,253	$9,064,082

LIABILITIES

Loss and loss adjustment expense payable	$3,658,317	$3,471,858
Life and annuity policy benefits	61,061	58,409
Reinsurance, premium and claims payable	366,499	345,730
Unearned premium	1,031,034	1,045,877
Deferred ceding commissions	62,364	72,565
Notes payable	478,790	298,637
Accounts payable and accrued liabilities	675,174	474,574

Total liabilities	6,333,239	5,767,650

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2011 –122,720 and 2010 – 120,942; outstanding: 2011 – 104,101 and 2010 – 114,968)	122,720	120,942
Additional paid-in capital	1,001,308	954,332
Retained earnings	2,447,850	2,257,895
Accumulated other comprehensive income	227,659	97,186
Treasury stock, at cost (shares: 2011 – 18,619 and 2010 – 5,974)	(507,523)	(133,923)

Total shareholders’ equity	3,292,014	3,296,432

Total liabilities and shareholders’ equity	$9,625,253	$9,064,082

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	0000000000	0000000000	0000000000
	Years ended December 31,
	2011	2010	2009

REVENUE

Net earned premium	$2,127,170	$2,041,924	$2,037,235
Net investment income	212,271	203,819	191,965
Other operating income	35,590	44,832	82,669
Net realized investment gain	3,653	12,104	12,076
Other-than-temporary impairment credit losses	(4,679)	(425)	(5,429)

Total revenue	2,374,005	2,302,254	2,318,516

EXPENSE

Loss and loss adjustment expense, net	1,399,247	1,213,029	1,215,759
Policy acquisition costs, net	328,134	322,046	308,554
Other operating expense	268,548	256,004	259,488
Interest expense	23,070	21,348	16,164

Total expense	2,018,999	1,812,427	1,799,965

Earnings before income tax expense	355,006	489,827	518,551
Income tax expense	99,763	144,731	164,683

Net earnings	$255,243	$345,096	$353,868

Earnings per common share

Basic	$2.31	$3.00	$3.14

Diluted	$2.30	$2.99	$3.11

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	0000000000	0000000000	0000000000
	Years ended December 31,
	2011	2010	2009

Net earnings	$255,243	$345,096	$353,868

Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during year	195,395	(9,873)	147,166
Income tax charge (benefit)	65,618	(3,098)	53,909

Investment gains (losses), net of tax	129,777	(6,775)	93,257

Less reclassification adjustments for:
Gains (losses) included in net earnings	(1,022)	11,784	5,483
Income tax charge (benefit)	(358)	4,124	1,920

Gains (losses) included in net earnings, net of tax	(664)	7,660	3,563

Net unrealized investment gains (losses)	130,441	(14,435)	89,694

Cash flow hedge gain	-	-	8,031
Income tax charge	-	-	2,811

Cash flow hedge gain, net of tax	-	-	5,220

Foreign currency translation adjustment	(1,740)	(9,248)	5,190
Income tax charge (benefit)	(1,772)	(1,204)	3,674

Foreign currency translation adjustment, net of tax	32	(8,044)	1,516

Other comprehensive income (loss)	130,473	(22,479)	96,430

Comprehensive income	$385,716	$322,617	$450,298

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2011, 2010 and 2009

(in thousands, except per share data)

	000000000	000000000	000000000	000000000	000000000	000000000
	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2008	$116,457	$881,534	$1,677,831	$27,536	$(63,335)	$2,640,023
Cumulative effect of accounting change (other-than-temporary impairments in investments)	-	-	4,301	(4,301)	-	-
Net earnings	-	-	353,868	-	-	353,868
Other comprehensive income	-	-	-	96,430	-	96,430
Issuance of 993 shares for exercise of options, including tax effect	993	18,205	-	-	-	19,198
Purchase of 1,660 common shares	-	-	-	-	(35,464)	(35,464)
Issuance of 1,040 shares for debt conversion	1,040	(1,040)	-	-	-	-
Stock-based compensation	234	15,640	-	-	-	15,874
Cash dividends declared, $0.52 per share	-	-	(58,746)	-	-	(58,746)

Balance at December 31, 2009	118,724	914,339	1,977,254	119,665	(98,799)	3,031,183
Net earnings	-	-	345,096	-	-	345,096
Other comprehensive loss	-	-	-	(22,479)	-	(22,479)
Issuance of 1,404 shares for exercise of options, including tax effect	1,404	27,789	-	-	-	29,193
Purchase of 1,301 common shares	-	-	-	-	(35,124)	(35,124)
Stock-based compensation	814	12,204	-	-	-	13,018
Cash dividends declared, $0.56 per share	-	-	(64,455)	-	-	(64,455)

Balance at December 31, 2010	120,942	954,332	2,257,895	97,186	(133,923)	3,296,432
Net earnings	-	-	255,243	-	-	255,243
Other comprehensive income	-	-	-	130,473	-	130,473
Issuance of 1,458 shares for exercise of options, including tax effect	1,458	34,586	-	-	-	36,044
Purchase of 12,645 common shares	-	-	-	-	(373,600)	(373,600)
Stock-based compensation	320	12,390	-	-	-	12,710
Cash dividends declared, $0.60 per share	-	-	(65,288)	-	-	(65,288)

Balance at December 31, 2011	$122,720	$1,001,308	$2,447,850	$227,659	$(507,523)	$3,292,014

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	00000000	00000000	00000000
	Years ended December 31,
	2011	2010	2009

Operating activities
Net earnings	$255,243	$345,096	$353,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(81,578)	(38,507)	23,432
Change in reinsurance recoverables	(47,892)	(2,077)	42,521
Change in ceded unearned premium	55,741	(10,713)	(34,107)
Change in loss and loss adjustment expense payable	181,363	6,702	22,439
Change in unearned premium	(14,364)	7,106	48,366
Change in reinsurance, premium and claims payable, excluding restricted cash	12,768	21,852	(38,618)
Change in accounts payable and accrued liabilities	17,538	31,032	96,040
Stock-based compensation expense	13,000	13,018	15,628
Depreciation and amortization expense	18,619	17,380	16,221
(Gain) loss on investments	1,026	(12,168)	(3,518)
Other, net	9,812	36,479	40,525

Cash provided by operating activities	421,276	415,200	582,797

Investing activities
Sales of available for sale fixed income securities	448,766	239,414	551,760
Maturity or call of available for sale fixed income securities	573,958	620,884	347,794
Maturity or call of held to maturity fixed income securities	29,102	25,240	86,364
Cost of available for sale fixed income securities acquired	(1,550,587)	(1,347,285)	(1,159,796)
Cost of held to maturity fixed income securities acquired	-	(120,643)	(59,754)
Cost of other investments acquired	(33,060)	(4,977)	-
Change in short-term investments	355,468	311,983	(297,016)
Payments for purchase of businesses, net of cash received	(1,892)	(36,348)	(38,018)
Proceeds from sales of other investments	347	4,638	114,940
Proceeds from sale of subsidiaries	2,550	17,068	50,557
Other, net	(21,643)	(9,627)	(16,581)

Cash used by investing activities	(196,991)	(299,653)	(419,750)

Financing activities
Issuance of notes payable	-	-	296,096
Advances on line of credit	305,000	50,000	130,000
Payments on line of credit	(125,000)	(50,000)	(350,032)
Payments on convertible notes	-	(64,472)	(60,210)
Sale of common stock	36,044	29,193	19,198
Purchase of common stock	(373,584)	(35,124)	(35,464)
Dividends paid	(65,822)	(63,245)	(57,437)
Other, net	5,770	(13,502)	(3,085)

Cash used by financing activities	(217,592)	(147,150)	(60,934)

Net increase (decrease) in cash	6,693	(31,603)	102,113
Cash at beginning of year	97,857	129,460	27,347

Cash at end of year	$104,550	$97,857	$129,460

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(1) General Information and Significant Accounting and Reporting Policies

HCC Insurance Holdings, Inc. (HCC) and its subsidiaries (collectively we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of non-correlated specialty insurance products, including property and casualty, accident and health, surety, credit, and aviation product lines, in approximately 180 countries. We market our products through a network of independent agents and brokers, producers, managing general agents and directly to customers.

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company, American Contractors Indemnity Company and United States Surety Company. These companies operate throughout the United States with headquarters in Houston, Texas; Atlanta, Georgia; Frederick, Maryland; Los Angeles, California; and Timonium, Maryland, respectively. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company Limited and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom and Spain. We also participate in Syndicate 4141, a Lloyd’s of London syndicate that we manage, which operates in London, England.

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

We have reclassified certain amounts in our 2010 and 2009 consolidated financial statements to conform to the 2011 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

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

We defer our direct costs to underwrite insurance policies, less amounts reimbursed by reinsurers, and charge or credit the costs to earnings proportionate with the premium earned. These policy acquisition costs include underwriters’ salaries, bonuses, commissions, premium taxes, fees and other direct underwriting costs. Historical and current loss adjustment expense experience and anticipated investment income are considered in determining any premium deficiency and recoverability of related deferred policy acquisition costs.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables, primarily related to premiums receivable, on a current basis and generally cancel insurance coverage if the premium is unpaid. We provide an allowance for doubtful accounts for amounts due from brokers that are doubtful of collection. The allowance was $3.7 million and $3.6 million at December 31, 2011 and 2010, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

Certain fiduciary funds totaling $222.3 million and $257.5 million were included in short-term investments and fixed income securities at December 31, 2011 and 2010, respectively. These funds are held for the benefit of our clients, but the agreements allow us to comingle the funds with our funds. We earn interest, net of expenses, on these funds.

Restricted Cash

Our agencies hold funds of unaffiliated parties for the payment of claims, and our surety businesses hold funds as collateral for potential claims. These restricted fiduciary funds are shown as restricted cash in our consolidated balance sheets. The corresponding liability is included within either reinsurance, premium and claims payable or accounts payable and accrued liabilities in our consolidated balance sheets. Interest earned on these funds accrues to the benefit of the parties from whom the funds were withheld. Therefore, we do not include cash activity related to these funds in our consolidated statements of cash flows.

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

Our available for sale fixed income securities portfolio includes mortgage-backed and asset-backed securities for which we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

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

Short-term investments are carried at cost, which approximates fair value.

Other investments primarily include equity securities carried at fair value. We classify these securities as available for sale, and the change in carrying value is recorded as a component of other comprehensive income, net of the related deferred income tax effect, within our consolidated shareholders’ equity.

Realized investment gains or losses are determined on an average cost basis and included in earnings on the trade date. If a structured security fails to pay the full amount of expected principal, we recognize the unpaid amount as a realized loss in the period due and permanently reduce the security’s cost basis.

Other-than-temporary Impairments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate impaired securities for possible other-than-temporary impairment loss at each quarter end, considering various factors including:

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

For each impaired security, we determine: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record an other-than-temporary impairment loss through our consolidated statements of earnings in the current period. For all other impaired securities, we assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we separate the impairment loss into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). We charge the credit loss to current period earnings and the non-credit loss to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. We accrete income over the remaining life of a fixed income security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, we apply any cash proceeds as a reduction of principal when received.

In 2009, we adopted a new accounting standard related to other-than-temporary impairments in investments. We recorded a cumulative adjustment of $4.3 million after-tax to reclassify the non-credit portion of our previous other-than-temporary losses from retained earnings to accumulated other comprehensive income as of the adoption date.

Derivative Financial Instruments

During 2009, we had interests in two long-term mortgage impairment insurance contracts that were denominated in British pound sterling. The exposure with respect to these two contracts was measured based on movement in a specified U.K. housing index. In 2009, we collected $20.3 million of cash on these contracts. In 2010, we terminated our interest in one contract for $8.3 million cash and recognized a gain of $8.0 million, which was included in other operating income in our consolidated statements of earnings. The remaining contract qualifies as a derivative financial instrument, is unhedged and is reported at fair value in other assets in our consolidated balance sheets. We record changes in fair value and any foreign exchange gain/loss on these contracts as a component of other operating income. At December 31, 2011 and 2010, the fair value of the outstanding contract was $1.5 million and $0.9 million, respectively.

In 2009, we had interest rate swap agreements that converted outstanding borrowings on our Revolving Loan Facility from a variable rate to a fixed rate. These agreements qualified for hedge accounting treatment as cash flow hedges, with the change in fair value recorded through other comprehensive income, until their maturity in November 2009.

Other Operating Income

Fee and commission income, primarily from third party agency and broker commissions, is reported in other operating income in our consolidated statements of earnings. We recognize fee and commission income on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions based on the profitability of business written, calculated using the respective commission formula and actual underwriting results through the date of calculation. Such amounts are adjusted if and when experience changes.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

To determine the fair value of each reporting unit, we consider three valuation approaches (market, income and cost). We utilize the income and market valuation approaches and base our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimate the present value of each reporting unit’s expected cash flows to determine its fair value. We utilize estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determine fair value of each reporting unit based on market participant data, and use those results to test the reasonableness and validity of the income approach results.

When we complete a business acquisition, we record the business combination using the acquisition method of accounting. We value all identifiable assets and liabilities at fair value and allocate any remaining consideration to goodwill in our purchase price allocations. We assign goodwill to applicable reporting units, based on the reporting unit’s share of the estimated future cash flows of all acquired insurance products. Any future adjustments to finalize pre-2009 purchase price allocations, other than for certain tax-related items, are recorded as an adjustment to goodwill. All other adjustments of purchase price allocations are recorded through earnings in the period when the adjustment is determined.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding plus the weighted-average potential common shares outstanding during the year. Outstanding common stock options, when dilutive, are included in the weighted-average potential common shares outstanding. Also included in 2009 were common shares that would be issued for any premium in excess of the principal amount of our convertible debt, which was repaid in 2009. We use the treasury stock method to calculate the dilutive effect of potential common shares outstanding. We treat unvested restricted stock and unvested restricted stock units that contain non-forfeitable rights to dividends or dividend-equivalents as participating securities and include them in the earnings allocation in calculating earnings per share under the two-class method.

Recent Accounting Guidance

A new accounting standard clarifies the definition of acquisition costs incurred by an insurance company and limits capitalization to such costs directly related to renewing or acquiring new insurance contracts. Under the new standard, we will expense all costs incurred for unsuccessful marketing or underwriting efforts, along with indirect costs, as incurred. We will adopt this guidance on January 1, 2012 through retrospective adjustment of our capitalized deferred policy acquisition costs, deferred income taxes and consolidated shareholders’ equity in our prior years’ consolidated financial statements. The adjustment to our consolidated shareholders’ equity at adoption will be less than $20.0 million and will have no impact on our cash flows.

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

A new accounting standard changes the disclosure of comprehensive income. The new guidance permits entities to present total comprehensive income, net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option of reporting other comprehensive income and its components in the statement of changes in shareholders’ equity has been eliminated. In December 2011, a portion of this guidance related to presentation of reclassification adjustments on the face of the income statement was deferred. The accounting standard is effective on January 1, 2012 and must be applied retrospectively. Our

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

consolidated financial statements included in this Form 10-K comply with the new guidance. However, our previous Form 10-Q financial statements will need to be revised. While the format of our interim financial statements will change in the first quarter of 2012, this change will not impact our consolidated financial position, results of operations or cash flows.

A new accounting standard simplifies how entities test goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, at least on an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit was less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new rules, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The new rules are effective on January 1, 2012. Since we perform our annual goodwill impairment test as of June 30 each year, we will first have the option of using the qualitative approach at June 30, 2012. We do not expect application of the new guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of December 31, 2011 or 2010.

Our Level 3 securities include certain fixed income securities and an insurance contract that we account for as a derivative and classify in consolidated other assets. In 2010, we terminated our interest in a similar insurance contract and recognized

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

an $8.0 million gain. We determine fair value of our Level 3 securities based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

The following tables present our assets and liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
December 31, 2011

Fixed income securities - available for sale
U.S. government and government agency securities	$201,582	$94,097	$-	$295,679
Fixed income securities of states, municipalities and political subdivisions	-	1,085,341	-	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,863,888	-	1,863,888
Corporate fixed income securities	-	846,178	155	846,333
Residential mortgage-backed securities	-	1,100,086	-	1,100,086
Commercial mortgage-backed securities	-	256,124	-	256,124
Asset-backed securities	-	33,731	1,015	34,746
Foreign government securities	-	236,637	-	236,637

Total fixed income securities - available for sale	201,582	5,516,082	1,170	5,718,834
Other investments	35,720	-	-	35,720
Other assets	-	-	1,516	1,516

Total assets measured at fair value	$237,302	$5,516,082	$2,686	$5,756,070

December 31, 2010
Fixed income securities - available for sale
U.S. government and government agency securities	$148,217	$176,050	$-	$324,267
Fixed income securities of states, municipalities and political subdivisions	-	1,082,057	-	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,628,059	-	1,628,059
Corporate fixed income securities	-	570,152	242	570,394
Residential mortgage-backed securities	-	995,108	-	995,108
Commercial mortgage-backed securities	-	145,228	-	145,228
Asset-backed securities	-	11,370	1,196	12,566
Foreign government securities	-	241,761	-	241,761

Total fixed income securities - available for sale	148,217	4,849,785	1,438	4,999,440
Other investments	5,575	-	-	5,575
Other assets	-	-	857	857

Total assets measured at fair value	$153,792	$4,849,785	$2,295	$5,005,872

We exclude from our fair value disclosures our held to maturity investment portfolio measured at amortized cost.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents the changes in fair value of our Level 3 assets.

	2011			2010
	Fixed income securities	Other assets	Total	Fixed income securities	Other assets	Total
Balance at beginning of year	$1,438	$857	$2,295	$4,262	$432	$4,694
Settlements	-	-	-	-	(8,342)	(8,342)
Net gains (losses) – realized	(2)	-	(2)	-	8,342	8,342
Net gains – unrealized	17	659	676	203	425	628
Sales	(283)	-	(283)	(484)	-	(484)
Transfers out of Level 3	-	-	-	(2,543)	-	(2,543)

Balance at December 31	$1,170	$1,516	$2,686	$1,438	$857	$2,295

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. There were no transfers between Level 1, Level 2 or Level 3 in 2011. We transferred investments from Level 3 to Level 2 in 2010 because we were able to determine their fair value using inputs based on observable market data in the period transferred.

(3) Investments

Substantially all of our fixed income securities are investment grade. The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	Available for sale
	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2011

U.S. government and government agency securities	$285,166	$10,523	$(10)	$295,679
Fixed income securities of states, municipalities and political subdivisions	999,940	85,528	(127)	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,741,297	122,746	(155)	1,863,888
Corporate fixed income securities	817,886	35,221	(6,774)	846,333
Residential mortgage-backed securities	1,036,436	65,771	(2,121)	1,100,086
Commercial mortgage-backed securities	244,535	15,162	(3,573)	256,124
Asset-backed securities	34,655	147	(56)	34,746
Foreign government securities	225,517	11,203	(83)	236,637

Total fixed income securities - available for sale	$5,385,432	$346,301	$(12,899)	$5,718,834

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

	Available for sale
	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2010

U.S. government and government agency securities	$315,339	$9,097	$(169)	$324,267
Fixed income securities of states, municipalities and political subdivisions	1,050,969	38,825	(7,737)	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	1,614,554	34,764	(21,259)	1,628,059
Corporate fixed income securities	545,883	26,436	(1,925)	570,394
Residential mortgage-backed securities	958,404	40,949	(4,245)	995,108
Commercial mortgage-backed securities	136,746	8,518	(36)	145,228
Asset-backed securities	12,563	78	(75)	12,566
Foreign government securities	230,348	11,537	(124)	241,761

Total fixed income securities - available for sale	$4,864,806	$170,204	$(35,570)	$4,999,440

	Held to maturity
	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2011

U.S. government securities	$6,998	$69	$-	$7,067
Corporate fixed income securities	110,284	1,814	(455)	111,643
Foreign government securities	43,820	746	(140)	44,426

Total fixed income securities - held to maturity	$161,102	$2,629	$(595)	$163,136

December 31, 2010

U.S. government securities	$12,993	$264	$-	$13,257
Corporate fixed income securities	113,296	1,205	(277)	114,224
Foreign government securities	67,379	995	(44)	68,330

Total fixed income securities - held to maturity	$193,668	$2,464	$(321)	$195,811

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

All fixed income securities were income producing in 2011. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2011

U.S. government and government agency securities	$13,984	$(10)	$-	$-	$13,984	$(10)
Fixed income securities of states, municipalities and political subdivisions	10,256	(107)	899	(20)	11,155	(127)
Special purpose revenue bonds of states, municipalities and political subdivisions	21,856	(67)	6,796	(88)	28,652	(155)
Corporate fixed income securities	154,856	(6,391)	18,005	(383)	172,861	(6,774)
Residential mortgage-backed securities	32,430	(1,364)	7,582	(757)	40,012	(2,121)
Commercial mortgage-backed securities	39,075	(3,573)	-	-	39,075	(3,573)
Asset-backed securities	19,648	(56)	-	-	19,648	(56)
Foreign government securities	4,198	(83)	-	-	4,198	(83)

Total	$296,303	$(11,651)	$33,282	$(1,248)	$329,585	$(12,899)

December 31, 2010

U.S. government and government agency securities	$20,976	$(169)	$-	$-	$20,976	$(169)
Fixed income securities of states, municipalities and political subdivisions	228,228	(7,621)	2,279	(116)	230,507	(7,737)
Special purpose revenue bonds of states, municipalities and political subdivisions	689,190	(21,156)	6,344	(103)	695,534	(21,259)
Corporate fixed income securities	66,029	(1,925)	-	-	66,029	(1,925)
Residential mortgage-backed securities	123,782	(3,081)	22,152	(1,164)	145,934	(4,245)
Commercial mortgage-backed securities	-	-	3,084	(36)	3,084	(36)
Asset-backed securities	9,174	(75)	-	-	9,174	(75)
Foreign government securities	10,699	(124)	-	-	10,699	(124)

Total	$1,148,078	$(34,151)	$33,859	$(1,419)	$1,181,937	$(35,570)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. During the past three years, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our reviews considered the factors described in the “Other-than-temporary Impairments” section in Note 1.

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

	2011	2010	2009
Total other-than-temporary impairment loss	$(6,922)	$(378)	$(6,443)
Portion recognized in other comprehensive income	2,243	(47)	1,014

Net other-than-temporary impairment loss recognized in earnings	$(4,679)	$(425)	$(5,429)

We have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses was as follows:

	2011	2010
Balance at beginning of year	$4,273	$3,848
Credit losses recognized in earnings
Securities previously impaired	2,447	425
Securities previously not impaired	2,232	-
Securities sold	(3,905)	-

Balance at December 31	$5,047	$4,273

We had $0.9 million after-tax of other-than-temporary impairment losses, related to mortgage-backed securities, included in accumulated other comprehensive income within shareholders’ equity at December 31, 2011. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.

We do not consider the $12.9 million of gross unrealized losses in our fixed income securities portfolio at December 31, 2011 to be other-than-temporary impairments because: 1) we received substantially all contractual interest and principal payments on these securities in 2011, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The change in our unrealized pretax net gains (losses) on investments during each year was as follows:

	2011	2010	2009
Available for sale fixed income securities	$198,768	$(21,677)	$141,685
Other investments	(2,351)	20	(2)

Change in net unrealized investment gains (losses)	$196,417	$(21,657)	$141,683

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The amortized cost and fair value of our fixed income securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.3 years at December 31, 2011.

	Available for sale		Held to maturity
	Cost or amortized cost	Fair value	Amortized cost	Fair value
Due in 1 year or less	$259,072	$264,361	$63,127	$63,340
Due after 1 year through 5 years	1,086,817	1,133,474	97,137	98,874
Due after 5 years through 10 years	1,093,709	1,189,777	838	922
Due after 10 years through 15 years	753,856	818,232	-	-
Due after 15 years	876,352	922,034	-	-

Securities with fixed maturities	4,069,806	4,327,878	161,102	163,136
Mortgage-backed and asset-backed securities	1,315,626	1,390,956	-	-

Total fixed income securities	$5,385,432	$5,718,834	$161,102	$163,136

At December 31, 2011, our domestic insurance companies had deposited fixed income securities of $42.3 million (amortized cost of $40.1 million) to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of net investment income were as follows:

	2011	2010	2009
Fixed income securities	$212,022	$202,814	$189,450
Short-term investments	537	900	1,978
Other	4,486	4,344	4,338

Total investment income	217,045	208,058	195,766
Investment expense	(4,774)	(4,239)	(3,801)

Net investment income	$212,271	$203,819	$191,965

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, were:

	2011	2010	2009
Fixed income securities
Gains	$10,045	$14,207	$13,969
Losses	(6,388)	(1,995)	(2,451)

Net fixed income securities	3,657	12,212	11,518

Other investments
Gains	6	52	719
Losses	(10)	(160)	(161)

Net other investments	(4)	(108)	558

Total
Gains	10,051	14,259	14,688
Losses	(6,398)	(2,155)	(2,612)

Net realized investment gain	$3,653	$12,104	$12,076

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(4) Acquisitions, Dispositions and Goodwill

Acquisition

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

Based on our estimate of ultimate claims settlements as of December 31, 2010, we recorded a projected net amount due from the owners of $20.0 million at year-end 2010. This net amount included approximately $22.7 million that was contractually due to the former owners in 2011. In March 2011, certain amendments were made to the purchase agreement, which resulted in an adjustment to our estimate of the ultimate amounts to be settled under the agreement. As a result, we increased goodwill by $20.0 million. Based on our estimate of ultimate claims settlements as of December 31, 2011, we recorded a projected amount due to the former owners of $31.3 million at year-end 2011, which is payable in 2012. All adjustments to the ultimate purchase price have been, or will be, recorded as an increase or decrease to goodwill. The total HCC Global earnout and related goodwill recognized from the acquisition date through December 31, 2011 was $255.6 million.

Dispositions

In 2010, we sold an inactive subsidiary, HCC Insurance Company, for $14.7 million cash and realized a $0.5 million gain.

In 2009, we sold the assets and licensed the intangibles related to our commercial marine agency business. We entered into a five-year managing general underwriter agreement that allows the purchaser to write that same business utilizing policies issued by one of our insurance companies. We reduced goodwill by $18.0 million, the amount assigned to this former reporting unit, and recognized an immaterial gain on the transaction.

In 2009, we executed a contract to sell 100% of the stock of our reinsurance broker, Rattner Mackenzie Limited (RML), to an affiliate of Marsh & McLennan Companies, Inc. (MMC) for $42.5 million of MMC common stock. We also executed an agreement with MMC and its affiliates whereby our insurance companies and agencies will continue to utilize MMC and its affiliates to place certain of our reinsurance programs. We sold assets of $142.2 million and liabilities of $165.6 million. We reduced goodwill by $41.9 million, the amount assigned to this former reporting unit, and recognized a loss of $4.7 million, which was included in other operating income in our consolidated statements of earnings. We sold the MMC stock at a gain shortly after the RML transaction closed.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Goodwill

In connection with the changes to our segment reporting structure in the third quarter of 2010, we allocated our consolidated goodwill to five reporting units, which are the same as our insurance underwriting segments. We allocated the goodwill based on the relative fair value of each reporting unit to the sum of the reporting units’ total fair value at September 30, 2010. The goodwill balances by reportable segment and the changes in goodwill after our resegmentation are shown in the table below.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Total

Balance at September 30, 2010	$223,000	$250,000	$144,000	$79,700	$125,000	$821,700
Earnout and other	-	(180)	128	-	-	(52)

Balance at December 31, 2010	223,000	249,820	144,128	79,700	125,000	821,648
Earnout and other	-	51,727	4	-	(565)	51,166

Balance at December 31, 2011	$223,000	$301,547	$144,132	$79,700	$124,435	$872,814

(5) Reinsurance

In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge the direct insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic losses and diversify their business. The following tables present the effect of such reinsurance transactions on our premium, loss and loss adjustment expense and policy acquisition costs.

	2011	2010	2009
Direct written premium	$2,305,190	$2,269,858	$2,308,667
Reinsurance assumed	343,936	309,050	251,124
Reinsurance ceded	(466,968)	(552,711)	(513,502)

Net written premium	$2,182,158	$2,026,197	$2,046,289

Direct earned premium	$2,308,810	$2,284,396	$2,265,500
Reinsurance assumed	340,745	298,475	250,133
Reinsurance ceded	(522,385)	(540,947)	(478,398)

Net earned premium	$2,127,170	$2,041,924	$2,037,235

Direct loss and loss adjustment expense	$1,535,270	$1,360,761	$1,335,571
Reinsurance assumed	224,655	176,096	153,325
Reinsurance ceded	(360,678)	(323,828)	(273,137)

Net loss and loss adjustment expense	$1,399,247	$1,213,029	$1,215,759

Policy acquisition costs	$454,181	$440,410	$422,254
Ceding commissions	(126,047)	(118,364)	(113,700)

Net policy acquisition costs	$328,134	$322,046	$308,554

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The table below shows the components of our reinsurance recoverables at December 31, 2011 and 2010.

	2011	2010

Reinsurance recoverable on paid losses	$83,109	$75,262
Reinsurance recoverable on outstanding losses	477,760	452,882
Reinsurance recoverable on incurred but not reported losses	497,074	481,204
Reserve for uncollectible reinsurance	(1,875)	(2,493)

Total reinsurance recoverables	$1,056,068	$1,006,855

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our recoverables are due principally from highly-rated reinsurers. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $25.0 million at December 31, 2011 and 2010. The companies’ ratings are the latest published by A.M. Best Company, Inc. as of February 17, 2012. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

Reinsurer	Rating	Location	Total recoverables	Total credits	Net recoverables

December 31, 2011

Transatlantic Reinsurance Company	A	New York	$165,121	$18,454	$146,667
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	89,864	698	89,166
Hannover Ruckversicherungs AG	A	Germany	105,123	20,165	84,958
Axis Reinsurance Company	A	New York	89,366	11,292	78,074
Arch Reinsurance Company	A+	Bermuda	52,284	3,430	48,854
Swiss Reinsurance America Corporation	A+	New York	46,123	10,475	35,648
Everest Reinsurance Company	A+	Delaware	37,762	9,952	27,810

December 31, 2010

Transatlantic Reinsurance Company	A	New York	$151,799	$20,283	$131,516
Hannover Ruckversicherungs AG	A	Germany	108,099	24,528	83,571
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	72,615	8,658	63,957
Axis Reinsurance Company	A	New York	73,424	11,779	61,645
Arch Reinsurance Company	A	Bermuda	57,048	8,192	48,856
Swiss Reinsurance America Corporation	A	New York	47,046	9,354	37,692
Harco National Insurance Company	A-	Illinois	29,862	439	29,423

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2011 and 2010 were $61.1 million and $58.4 million, respectively.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss. We have a reserve for potentially uncollectible amounts as follows:

	00000000	00000000	00000000
	2011	2010	2009
Balance at beginning of year	$2,493	$2,945	$8,427
Provision recovery	(618)	(452)	(4,552)
Amounts written off	-	-	(930)

Balance at December 31	$1,875	$2,493	$2,945

If we collect cash from or resolve a dispute with a reinsurer, we reduce the allowance account. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2011 and 2010.

	2011	2010
Payables to reinsurers	$195,806	$243,990
Letters of credit	120,589	145,914
Cash deposits	83,731	81,966

Total credits	$400,126	$471,870

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2011 and 2010.

	2011	2010
Loss and loss adjustment expense payable	$3,658,317	$3,471,858
Reinsurance recoverable on outstanding losses	(477,760)	(452,882)
Reinsurance recoverable on incurred but not reported losses	(497,074)	(481,204)

Net reserves	$2,683,483	$2,537,772

Unearned premium	$1,031,034	$1,045,877
Ceded unearned premium	(222,300)	(278,663)

Net unearned premium	$808,734	$767,214

Deferred policy acquisition costs	$217,608	$212,786
Deferred ceding commissions	(62,364)	(72,565)

Net deferred policy acquisition costs	$155,244	$140,221

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(6) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable at December 31, 2011, 2010 and 2009.

	2011	2010	2009
Reserves for loss and loss adjustment expense payable at beginning of year	$3,471,858	$3,492,309	$3,415,230
Less reinsurance recoverables on reserves	934,086	936,469	998,959

Net reserves at beginning of year	2,537,772	2,555,840	2,416,271
Net reserve additions from acquired businesses	6,261	8,110	36,522
Foreign currency adjustment	(6,108)	(21,127)	25,067
Net loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,389,100	1,235,692	1,269,283
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years	10,147	(22,663)	(53,524)

Net loss and loss adjustment expense	1,399,247	1,213,029	1,215,759

Net loss and loss adjustment expense payments for claims occurring during:
Current year	527,244	454,940	519,080
Prior years	726,445	763,140	618,699

Net loss and loss adjustment expense payments	1,253,689	1,218,080	1,137,779

Net reserves at end of year	2,683,483	2,537,772	2,555,840
Plus reinsurance recoverables on reserves	974,834	934,086	936,469

Loss and loss adjustment expense payable at end of year	$3,658,317	$3,471,858	$3,492,309

Our U.S. Property & Casualty, U.S. Surety & Credit and International segments reported favorable loss development in 2011, 2010 and 2009. The favorable development in 2011 was more than offset by an increase in reserves for the diversified financial products line of business in our Professional Liability segment. The current year net loss and loss adjustment expense includes net catastrophe losses of $103.9 million in 2011 and $22.5 million in 2010, primarily in our International segment. We had no significant catastrophe losses in 2009.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company began writing business in 1981, and its policies normally exclude intentional dumping and seepage claims. Policies issued by our other insurance companies do not have significant environmental exposure because of the types of risks covered.

(7) Notes Payable

Our notes payable consisted of the following at December 31, 2011 and 2010.

	2011	2010
6.30% Senior Notes	$298,790	$298,637
$600.0 million Revolving Loan Facility	180,000	-

Total notes payable	$478,790	$298,637

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The estimated fair value of our Senior Notes was $325.7 million at December 31, 2011 and $314.0 million at December 31, 2010, based on quoted market prices. The estimated fair value of our Revolving Loan Facility approximated the carrying value at December 31, 2011 and was based on borrowing rates offered to us at that time.

Senior Notes

On November 10, 2009, we issued $300.0 million of unsecured 6.30% Senior Notes due 2019 under our shelf registration statement. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest on the Senior Notes semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with these covenants at December 31, 2011.

Revolving Loan Facility

On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The weighted-average interest rate on borrowings under the Facility at December 31, 2011 was 1.65%. In addition, we pay an annual commitment fee of 20 basis points. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $407.4 million at December 31, 2011. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a maximum leverage ratio of 35%. We were in compliance with these covenants at December 31, 2011.

Standby Letter of Credit Facility

We have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in two Lloyd’s of London syndicates. The Standby Facility expires on December 31, 2015. Letters of credit issued under the Standby Facility are unsecured commitments of HCC Insurance Holdings, Inc. The Standby Facility contains the same restrictive financial covenants as the Facility, with which we were in compliance at December 31, 2011.

Subsidiary Letters of Credit

At December 31, 2011, certain of our subsidiaries had outstanding letters of credit with banks totaling $13.1 million. Of this amount, $12.6 million of outstanding letters of credit reduced our borrowing capacity under the Revolving Loan Facility at year-end 2011.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(8) Income Taxes

At December 31, 2011 and 2010, we had current income taxes payable of $5.9 million and $22.5 million included in accounts payable and accrued liabilities in the consolidated balance sheet.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%

Federal tax at statutory rate	$124,252	$171,439	$181,493
Nontaxable municipal bond interest and dividend received deduction	(29,021)	(26,968)	(24,109)
State income taxes, net of federal tax benefit	3,050	2,397	4,107
Foreign income taxes	25,410	32,008	32,319
Foreign tax credit	(25,410)	(32,008)	(32,310)
Uncertain tax positions (net of federal tax benefit (expense) on state positions: $212 in 2011, $(52) in 2010 and $(88) in 2009)	38	(1,532)	(1,704)
Other, net	1,444	(605)	4,887

Income tax expense	$99,763	$144,731	$164,683

Effective tax rate	28.1%	29.5%	31.8%

The components of income tax expense were as follows:

	2011	2010	2009
Federal current	$47,993	$113,837	$125,126
Federal deferred	21,075	(3,218)	5,704

Total federal	69,068	110,619	130,830

State current	2,203	1,797	3,001
State deferred	2,489	1,891	2,511

Total state	4,692	3,688	5,512

Foreign current	28,543	31,691	27,996
Foreign deferred	(2,790)	317	2,137

Total foreign	25,753	32,008	30,133

Uncertain tax positions	250	(1,584)	(1,792)

Income tax expense	$99,763	$144,731	$164,683

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The net deferred tax liability is included in accounts payable and accrued liabilities in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2011 and 2010 was as follows:

	2011	2010
Excess of financial statement unearned premium over tax	$26,217	$22,897
Discounting of loss reserves, net of salvage and subrogation	62,402	61,738
Excess of financial statement accrued expenses over tax	17,373	22,635
Allowance for bad debts, not deductible for tax	6,216	5,721
Stock-based compensation expense in excess of deduction for tax	9,712	12,339
Financial statement loss for Lloyd’s syndicates in excess of deduction for tax	7,571	-
Federal tax net operating loss carryforwards	4,451	3,859
State tax net operating loss carryforwards, net of federal tax benefit	2,179	2,205
Federal benefit of state uncertain tax positions	424	211
Valuation allowance	(7,607)	(7,767)

Total deferred tax assets	128,938	123,838

Unrealized gain on increase in value of securities	120,854	48,656
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	29,271	21,244
Amortizable goodwill for tax	84,110	72,252
Book basis in net assets of foreign subsidiaries in excess of tax	10,903	8,295
Property and equipment depreciation and other items	11,856	11,322

Total deferred tax liabilities	256,994	161,769

Net deferred tax liability	$(128,056)	$(37,931)

Changes in the valuation allowance account applicable to deferred tax assets relate primarily to net operating losses and other tax attributes for acquired businesses. Changes in the valuation allowance were as follows:

	2011	2010	2009
Balance at beginning of year	$7,767	$6,119	$4,698
Net operating loss carryforwards	(120)	1,676	1,472
Other	(40)	(28)	(51)

Balance at December 31	$7,607	$7,767	$6,119

At December 31, 2011, we had Federal, state and foreign tax net operating loss carryforwards of approximately $12.7 million, $48.5 million and $4.6 million, respectively, which will expire in varying amounts through 2031. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $2.7 million and $2.0 million against our state and foreign loss carryforwards, respectively. Based on our history of taxable income in our domestic insurance and other operations, we believe it is more likely than not that the deferred tax assets related to net operating loss carryforwards, excluding amounts covered by valuation allowances, will be realized.

At December 31, 2011 and 2010, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions of $2.5 million and $2.3 million, respectively. If the uncertain tax benefits as of year-end 2011 had been recognized in 2011, the total amount of such benefits would have reduced our 2011 income tax expense and our effective tax rate. At December 31, 2011, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $1.5 million (including $0.3 million in interest and penalties) in the next twelve months, due to the expiration of statutes of limitation.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The changes in our liability for unrecognized gross tax benefits were as follows:

	000000	000000	000000
	2011	2010	2009
Balance at beginning of year	$2,274	$3,821	$5,002
Gross increases
Tax position of current year	160	289	670
Tax position of prior years	763	259	664
Gross decreases
Statute expirations	(595)	(1,244)	(1,630)
Settlements	-	-	(766)
Tax positions of prior years	(80)	(851)	(119)

Balance at December 31	$2,522	$2,274	$3,821

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively. We recognized minimal interest income or expense and no penalties in 2011, 2010 and 2009. At December 31, 2011, we had no accrual for penalties and $0.4 million for interest payable.

We file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2007. The IRS examination of our 2007 – 2009 federal income tax returns was completed recently. Our New York income tax returns for 2007 – 2009 and our Massachusetts income tax returns for 2009 – 2010 are currently under audit. While we cannot predict the outcome of these audits, we do not anticipate the results of these state tax audits to have a material effect on our consolidated financial position, results of operations or cash flows.

(9) Shareholders’ Equity

Treasury Stock

In May 2010, our Board of Directors approved the purchase of up to $300.0 million of our common stock, and cancelled $0.7 million remaining under our original $100.0 million authorization approved in 2008. On March 10, 2011, the Board approved a new authorization for $300.0 million and cancelled $265.3 million remaining under the previous authorization. This plan was exhausted in September and, on September 23, 2011, the Board approved purchases of an additional $300.0 million (the Plan). In 2011, we purchased 12.6 million shares of our common stock in the open market for a total cost of $373.6 million and a weighted-average cost of $29.55 per share, of which $73.6 million, or 2.8 million shares, were purchased under the Plan. In 2010, we purchased 1.3 million shares of our common stock in the open market for a total cost of $35.1 million and a weighted-average cost of $26.99 per share.

Dividends

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic insurance subsidiaries can pay in 2012 without special permission is $255.1 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	000000	000000	000000	000000
	Net unrealized investment gains (losses)	Cash flow hedge gain	Foreign currency translation adjustment	Accumulated other comprehensive income
Balance at December 31, 2008	$11,715	$(5,220)	$21,041	$27,536
Other comprehensive income – 2009	89,694	5,220	1,516	96,430
Cumulative effect of accounting change (other-than-temporary impairments in investments)	(4,301)	-	-	(4,301)

Balance at December 31, 2009	97,108	-	22,557	119,665
Other comprehensive income – 2010	(14,435)	-	(8,044)	(22,479)

Balance at December 31, 2010	82,673	-	14,513	97,186
Other comprehensive income – 2011	130,441	-	32	130,473

Balance at December 31, 2011	$213,114	$-	$14,545	$227,659

(10) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	000000	000000	000000
	2011	2010	2009
Net earnings	$255,243	$345,096	$353,868
Less: net earnings attributable to unvested restricted stock	(3,864)	(3,926)	(1,928)

Net earnings available to common stock	$251,379	$341,170	$351,940

Weighted-average common shares outstanding	109,051	113,863	112,200
Dilutive effect of outstanding options (determined using treasury stock method)	189	214	312
Dilutive effect of convertible debt (determined using treasury stock method)	-	-	546

Weighted-average common shares and potential common shares outstanding	109,240	114,077	113,058

Anti-dilutive stock options not included in treasury stock method computation	2,426	4,451	5,376

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(11) Stock-Based Compensation

Our stock-based compensation plan, the 2008 Flexible Incentive Plan, is administered by the Compensation Committee of the Board of Directors. We currently have stock options, restricted stock awards and restricted stock units outstanding under this plan. Each option granted under the plan may be used to purchase one share of our common stock. Outstanding options vest over a period of up to five years, which is the requisite service period, and expire four to ten years after the grant date. Each restricted stock award and unit entitles the recipient to one share or equivalent unit of our common stock. Outstanding restricted stock awards and units vest over a period of up to ten years, which is the requisite service period.

The consolidated statements of earnings reflect total stock-based compensation expense of $12.4 million, $13.6 million and $16.0 million in 2011, 2010 and 2009, respectively, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. The total tax benefit recognized in earnings from stock-based compensation arrangements was $4.4 million, $4.8 million and $5.5 million in 2011, 2010 and 2009, respectively. At December 31, 2011, there was approximately $25.7 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.0 years. At December 31, 2011, 7.8 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock units, of which 4.0 million shares were reserved for awards previously granted and 3.8 million shares were reserved for future issuance.

Common Stock Grants

In each of the past three years, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. In 2010 and 2011, we granted up to $200,000 of fully vested common stock to the chairman of our Board. The number of shares granted was based on our closing stock price on the grant date, which was the day of the Annual Meeting of Shareholders or the day the director became chairman or joined the Board.

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

	000000	000000	000000
	2011	2010	2009
Fair value of options granted	$7.84	$6.11	$5.89
Risk free interest rate	1.4%	1.7%	2.0%
Expected volatility	34.1%	33.9%	34.9%
Expected dividend yield	2.0%	2.1%	2.0%
Expected option life	5.8 years	3.6 years	3.5 years

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table details our stock option activity during 2011.

	000000	000000	000000	000000
	Number of shares	Weighted- average exercise price	Weighted- average contractual life	Aggregate intrinsic value
Outstanding, beginning of year	5,499	$28.24
Granted	396	29.19
Exercised	(1,458)	27.28
Forfeited and expired	(630)	30.68

Outstanding, end of year	3,807	28.29	2.5 years	$4,841

Vested or expected to vest, end of year	3,559	28.37	2.4 years	4,424

Exercisable, end of year	2,397	29.00	1.4 years	2,600

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2011, 2010 and 2009 was $5.9 million, $8.7 million and $6.4 million, respectively. Exercise of options during 2011, 2010 and 2009 resulted in cash receipts of $39.8 million, $29.9 million and $19.3 million, respectively. The tax benefits realized from stock options exercised during 2011, 2010 and 2009 were $2.1 million, $3.1 million and $2.4 million, respectively.

Restricted Stock

We measure the fair value of our restricted stock awards and units based on the closing price of our common stock on the grant date. All outstanding restricted stock awards and units earn dividends or dividend equivalent units during the vesting period. The fair value of restricted stock awards that vested during 2011 was $1.1 million. No restricted stock awards vested during 2010 and 2009. The following table details activity for our restricted stock awards and units during 2011.

	Number of shares	Weighted- average grant date fair value	Weighted- average contractual life	Aggregate intrinsic value
Restricted Stock Awards

Outstanding, beginning of year	1,289	$26.15
Awarded	395	30.17
Vested	(35)	23.39
Forfeited	(86)	27.65

Outstanding, end of year	1,563	27.14	2.9 years	$42,975

Expected to vest, end of year	1,233	27.09	2.9 years	33,912

Restricted Stock Units

Outstanding, beginning of year	157	$24.66
Awarded	56	30.25

Outstanding, end of year	213	26.38	2.0 years	$5,871

Expected to vest, end of year	173	26.34	2.0 years	4,762

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(12) Segments

We report HCC’s results in six operating segments, each of which reports to an HCC executive who is responsible for the segment results. Each of our five insurance underwriting segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment incurs insurance losses, acquisition costs and other administrative expenses related to our insurance companies and underwriting agencies. We monitor and assess each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the net loss ratio and expense ratio.

Included in the portfolio of products for each insurance underwriting segment are the following key products:

•

U.S. Property & Casualty – aviation, small account errors and omissions (E&O) liability, public risk, contingency, disability, title and mortgage reinsurance, residual value, employment practices liability (EPLI), technical property, primary and excess casualty, and brown water marine written in the United States.

•

Professional Liability – directors’ and officers’ (D&O) liability, large account E&O liability, fiduciary liability, fidelity and bankers’ blanket bonds, and EPLI for some D&O policyholders written in the United States and internationally.

•	Accident & Health – medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess coverages written in the United States.

•	U.S. Surety & Credit – contract surety bonds, commercial surety bonds and bail bonds written in the United States and credit insurance managed in the United States.

•

International – energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written outside the United States.

The Investing segment includes our consolidated investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. All investment activity is reported as revenue, consistent with our consolidated presentation.

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

All stock-based compensation is included in Corporate & Other because it is not included in management’s evaluation of the five insurance underwriting segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards, which will be granted by the Compensation Committee in the following year, are reversed within Corporate & Other. The appropriate stock-based compensation expense will be recorded in Corporate & Other as the awards vest in future years. The majority of our depreciation and amortization expense is included in Corporate & Other.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following tables present information by business segment.

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Year ended December 31, 2011

Net earned premium	$333,410	$410,816	$803,462	$210,535	$368,748	$-	$199	$2,127,170
Other revenue	23,951	912	4,687	1,247	5,309	211,245	(516)	246,835

Segment revenue	357,361	411,728	808,149	211,782	374,057	211,245	(317)	2,374,005

Loss and LAE	201,017	328,503	586,210	52,206	233,879	-	(2,568)	1,399,247
Other expense	110,184	59,036	121,261	113,932	136,750	-	78,589	619,752

Segment expense	311,201	387,539	707,471	166,138	370,629	-	76,021	2,018,999

Segment pretax earnings (loss)	$46,160	$24,189	$100,678	$45,644	$3,428	$211,245	$(76,338)	$355,006

Year ended December 31, 2010

Net earned premium	$339,513	$425,226	$760,034	$199,908	$316,186	$-	$1,057	$2,041,924
Other revenue	31,201	981	3,875	580	7,344	215,498	851	260,330

Segment revenue	370,714	426,207	763,909	200,488	323,530	215,498	1,908	2,302,254

Loss and LAE	191,108	265,465	556,848	52,940	143,412	-	3,256	1,213,029
Other expense	103,229	74,524	117,308	109,685	120,956	-	73,696	599,398

Segment expense	294,337	339,989	674,156	162,625	264,368	-	76,952	1,812,427

Segment pretax earnings (loss)	$76,377	$86,218	$89,753	$37,863	$59,162	$215,498	$(75,044)	$489,827

Year ended December 31, 2009

Net earned premium	$379,439	$444,534	$741,539	$182,627	$256,122	$-	$32,974	$2,037,235
Other revenue	53,105	(212)	5,180	274	23,518	198,612	804	281,281

Segment revenue	432,544	444,322	746,719	182,901	279,640	198,612	33,778	2,318,516

Loss and LAE	201,311	276,558	540,917	54,618	94,550	-	47,805	1,215,759
Other expense	115,198	59,744	117,189	98,518	115,342	-	78,215	584,206

Segment expense	316,509	336,302	658,106	153,136	209,892	-	126,020	1,799,965

Segment pretax earnings (loss)	$116,035	$108,020	$88,613	$29,765	$69,748	$198,612	$(92,242)	$518,551

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents total assets by segment at December 31, 2011 and 2010.

	0000	0000
	2011	2010
U.S. Property & Casualty	$949,100	$924,219
Professional Liability	1,031,024	997,726
Accident & Health	236,846	238,310
U.S. Surety & Credit	161,968	172,562
International	728,338	609,687
Investing	6,119,288	5,748,822
Corporate & Other	398,689	372,756

Total	$9,625,253	$9,064,082

The tables below present the split of our revenue, pretax earnings and total assets by geographic location. For these disclosures, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	0000	0000	0000
	2011	2010	2009
Domestic	$1,779,789	$1,785,865	$1,833,676
Foreign	594,216	516,389	484,840

Total revenue	$2,374,005	$2,302,254	$2,318,516

Domestic	$237,056	$347,841	$373,292
Foreign	117,950	141,986	145,259

Total pretax earnings	$355,006	$489,827	$518,551

	0000	0000
	December 31,
	2011	2010
Domestic	$7,253,279	$6,852,148
Foreign	2,371,974	2,211,934

Total assets	$9,625,253	$9,064,082

(13) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2011, we recognized gross losses of $175.5 million from catastrophic events primarily in Japan, New Zealand, the United States, Denmark and Thailand. After reinsurance and reinstatement premium, our pretax loss was $117.9 million. In 2010, we recognized gross losses from catastrophic events, primarily the Chile earthquake, of $44.0 million. After reinsurance and reinstatement premium, our pretax loss was $21.3 million. We also recognized gross losses of $31.7 million in 2010 for the Deepwater Horizon rig disaster. Due to significant facultative reinsurance, in addition to our treaty reinsurance, our pretax net loss was minimal.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At December 31, 2011, we have recorded a liability of $12.4 million, and have $6.7 million in escrow and $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law establishes a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2012, our deductible is approximately $135.5 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2012 up to the maximum amount set out in the Act. Currently, the Act expires on December 31, 2014.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate or property taxes, sales taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $16.2 million in 2011, $15.9 million in 2010 and $15.8 million in 2009.

At December 31, 2011, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

0000000000
2012	$11,343
2013	10,108
2014	9,439
2015	8,472
2016	6,537
Thereafter	7,173

Total future minimum rental payments	$53,072

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(14) Related Party Transactions

We have earnout payments to former owners of a business we acquired, some of whom are officers of HCC Global, as discussed in Note 4, “Acquisitions, Dispositions and Goodwill.” We paid $38.0 million in 2010 and $20.8 million in 2009 related to this earnout agreement. In 2011, we did not make any related earnout payments.

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

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009
Statutory policyholders’ surplus	$2,140,055	$2,207,977	$2,103,892
Statutory net income	294,396	387,847	389,037

The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16) Supplemental Information

Supplemental cash flow information was as follows:

	0000000000	0000000000	0000000000
	2011	2010	2009
Income taxes paid	$99,702	$124,521	$157,203
Interest paid	23,669	19,824	12,108
Dividends declared but not paid at year end	16,136	16,671	15,461

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(17) Quarterly Financial Data (Unaudited)

	00000000	00000000	00000000	00000000	00000000	00000000	00000000	00000000
	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Net earned premium	$550,183	$509,786	$544,256	$516,166	$524,251	$506,385	$508,480	$509,587
Other revenue	64,738	67,095	66,268	59,782	60,601	61,738	55,228	71,715

Total revenue	614,921	576,881	610,524	575,948	584,852	568,123	563,708	581,302

Loss and LAE expense	337,007	290,384	380,372	297,138	334,282	298,986	347,586	326,521
Other expense	165,484	151,460	147,360	146,798	153,665	149,384	153,243	151,756

Total expense	502,491	441,844	527,732	443,936	487,947	448,370	500,829	478,277

Earnings before income taxes	112,430	135,037	82,792	132,012	96,905	119,753	62,879	103,025
Income tax expense	34,092	37,738	22,355	38,949	27,427	36,373	15,889	31,671

Net earnings	$78,338	$97,299	$60,437	$93,063	$69,478	$83,380	$46,990	$71,354

Earnings per share
Basic	$0.74	$0.84	$0.56	$0.81	$0.61	$0.72	$0.41	$0.62
Diluted	0.74	0.84	0.56	0.81	0.61	0.72	0.41	0.62

Weighted-average shares outstanding
Basic	104,260	113,834	106,919	114,002	111,389	113,935	113,754	113,668
Diluted	104,356	114,061	107,048	114,158	111,757	114,188	114,106	114,124

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	0000000000	0000000000	0000000000
	December 31, 2011
Column A	Column B	Column C	Column D
Type of Investment	Cost	Value	Amount shown in balance sheet
Available for sale fixed maturities
Bonds — United States government and government agencies and authorities	$285,166	$295,679	$295,679
Bonds — states, municipalities and political subdivisions	999,940	1,085,341	1,085,341
Bonds — special revenue	1,741,297	1,863,888	1,863,888
Bonds — corporate	817,886	846,333	846,333
Residential mortgage-backed securities	1,036,436	1,100,086	1,100,086
Commercial mortgage backed securities	244,535	256,124	256,124
Asset-backed securities	34,655	34,746	34,746
Bonds — foreign	225,517	236,637	236,637

Total available for sale fixed maturities	5,385,432	5,718,834	5,718,834

Held to maturity fixed maturities
Bonds — United States government and government agencies and authorities	6,998	7,067	6,998
Bonds — corporate	110,284	111,643	110,284
Bonds — foreign	43,820	44,426	43,820

Total held to maturity fixed maturities	161,102	163,136	161,102

Total fixed maturities	5,546,534	$5,881,970	5,879,936

Equity securities
Common stocks — banks, trust and insurance companies	38,037	35,703	35,703
Common stocks — industrial and miscellaneous	16	17	17

Total equity securities	38,053	$35,720	35,720

Short-term investments	133,917		133,917
Other investments	177		177

Total investments	$5,718,681		$6,049,750

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	00000000000	00000000000
	December 31,
	2011	2010
ASSETS
Cash	$1,560	$1,091
Fixed income securities - available for sale, at fair value (amortized cost: 2011 - $221,188; 2010 - $130,344)	233,566	134,280
Short-term investments	1,422	105,107
Investment in subsidiaries	3,372,660	3,171,889
Other investments	35,703	5,560
Intercompany loans to subsidiaries for acquisitions	158,560	242,650
Receivable from subsidiaries	89,750	27,869
Other assets	8,007	26,172

Total assets	$3,901,228	$3,714,618

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$22,677	$20,625
Notes payable	478,790	298,637
Intercompany loans from subsidiaries	-	13,000
Deferred Federal income tax	11,815	28,036
Accounts payable and accrued liabilities	95,932	57,888

Total liabilities	609,214	418,186
Total shareholders’ equity	3,292,014	3,296,432

Total liabilities and shareholders’ equity	$3,901,228	$3,714,618

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF EARNINGS

(in thousands)

	0000000000	0000000000	0000000000
	Years ended December 31,
	2011	2010	2009
REVENUE

Equity in earnings of subsidiaries	$238,602	$363,539	$380,870
Interest income from subsidiaries	12,231	14,247	13,281
Net investment income	2,908	107	56
Other operating income	-	-	253

Total revenue	253,741	377,893	394,460

EXPENSE

Interest expense	22,481	20,493	15,186
Other operating expense	7,516	13,650	10,908

Total expense	29,997	34,143	26,094

Earnings before income tax expense	223,744	343,750	368,366
Income tax (benefit) expense	(31,499)	(1,346)	14,498

Net earnings	$255,243	$345,096	$353,868

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in thousands)

	0000000000	0000000000	0000000000
	Years ended December 31,
	2011	2010	2009
Operating Activities
Net earnings	$255,243	$345,096	$353,868
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net earnings of subsidiaries	(103,395)	(169,500)	(245,104)
Change in accrued interest receivable added to intercompany loan balances	(5,000)	(14,769)	(13,306)
Change in accounts payable and accrued liabilities	14,495	(6,139)	1,303
Other, net	(8,935)	(21,657)	13,560

Cash provided by operating activities	152,408	133,031	110,321

Investing Activities
Cash contributions to subsidiaries	(29,000)	(50,000)	(7,000)
Sales of available for sale fixed income securities	109,655	-	-
Maturity or call of available for sale fixed income securities	58,189	-	-
Cost of available for sale fixed income securities acquired	(130,322)	-	-
Cost of other investments acquired	(32,496)	(4,753)	-
Change in short-term investments	103,684	(88,075)	(4,867)
Change in receivable/payable from subsidiaries	(34,767)	43,209	859
Intercompany loans to subsidiaries for acquisitions	(1,911)	(54,959)	(23,098)
Payments on intercompany loans to subsidiaries	43,548	70,474	54,346

Cash provided (used) by investing activities	86,580	(84,104)	20,240

Financing Activities
Issuance of notes payable	-	13,000	296,096
Payments on notes payable	(13,000)	-	-
Advances on line of credit	305,000	50,000	130,000
Payments on line of credit	(125,000)	(50,000)	(350,032)
Payments on convertible notes	-	(64,472)	(60,210)
Sale of common stock	36,044	29,193	19,198
Purchase of common stock	(373,584)	(35,125)	(35,464)
Dividends paid	(65,822)	(63,245)	(57,437)
Other, net	(2,157)	-	-

Cash used by financing activities	(238,519)	(120,649)	(57,849)

Net increase (decrease) in cash	469	(71,722)	72,712
Cash at beginning of year	1,091	72,813	101

Cash at end of year	$1,560	$1,091	$72,813

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2011, the interest rate on intercompany loans was 6.25%.

(3)	In December 2010, HCC borrowed $13.0 million as an intercompany loan from a subsidiary. This loan was repaid in full, plus interest at 6.25%, in January 2011.

(4)	Dividends received from subsidiaries were $279.9 million, $329.5 million and $135.8 million in 2011, 2010 and 2009, respectively. The 2011 and 2010 dividends included $138.3 million and $135.4 million, respectively, of fixed income securities plus the related accrued interest.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G		Column H	Column I	Column J	Column K
		(1)	(1)						(2)
	December 31,			Years ended December 31,
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income		Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premium written
2011
U.S. Property & Casualty	$41,245	$687,332	$367,484	$333,410	$		$201,017	$48,494	$61,261	$367,296
Professional Liability	24,468	1,698,239	318,092	410,816			328,503	27,286	31,742	412,262
Accident & Health	5,595	290,703	17,065	803,462			586,210	87,639	33,599	801,731
U.S. Surety & Credit	45,917	107,975	128,496	210,535			52,206	79,084	34,836	208,859
International	38,502	643,845	199,801	368,748			233,879	87,419	49,227	391,819
Investing						212,271
Corporate & Other (3)	(483)	291,284	96	199			(2,568)	(1,788)	57,883	191

Total	$155,244	$3,719,378	$1,031,034	$2,127,170		$212,271	$1,399,247	$328,134	$268,548	$2,182,158

2010
U.S. Property & Casualty	$32,084	$698,569	$352,155	$339,513	$		$191,108	$44,750	$57,845	$328,821
Professional Liability	21,747	1,568,189	355,728	425,226			265,465	38,808	35,715	401,562
Accident & Health	6,019	264,289	18,803	760,034			556,848	88,911	28,359	761,373
U.S. Surety & Credit	48,681	82,738	127,519	199,908			52,940	77,964	31,717	209,373
International	32,132	546,077	191,455	316,186			143,412	72,165	48,712	324,344
Investing						203,819
Corporate & Other (3)	(442)	370,405	217	1,057			3,256	(552)	53,656	724

Total	$140,221	$3,530,267	$1,045,877	$2,041,924		$203,819	$1,213,029	$322,046	$256,004	$2,026,197

2009
U.S. Property & Casualty	$32,515	$781,422	$355,729	$379,439	$		$201,311	$56,710	$57,633	$382,807
Professional Liability	22,596	1,447,810	376,176	444,534			276,558	34,323	25,401	447,080
Accident & Health	5,482	274,010	17,474	741,539			540,917	87,759	29,423	744,554
U.S. Surety & Credit	45,445	102,534	116,307	182,627			54,618	71,552	26,963	189,208
International	31,393	510,853	177,550	256,122			94,550	55,948	59,301	253,060
Investing						191,965
Corporate & Other (3)	(563)	436,993	1,511	32,974			47,805	2,262	60,767	29,580

Total	$136,868	$3,553,622	$1,044,747	$2,037,235		$191,965	$1,215,759	$308,554	$259,488	$2,046,289

(1) Columns C & D are shown ignoring the effects of reinsurance.

(2) Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.

(3) Includes activity related to Exited Lines.

Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

(in thousands)

	0000000	0000000	0000000	0000000	0000000
Column A	Column B	Column C	Column D	Column E	Column F
	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net

Year ended December 31, 2011
Life insurance in force	$1,070,323	$261,803	$-	$808,520	—%

Earned premium
Property and liability insurance	$1,477,138	$473,270	$273,576	$1,277,444	21%
Accident and health insurance	831,672	49,115	67,169	849,726	8%

Total	$2,308,810	$522,385	$340,745	$2,127,170	16%

Year ended December 31, 2010
Life insurance in force	$1,207,109	$292,011	$-	$915,098	—%

Earned premium
Property and liability insurance	$1,512,471	$493,540	$217,403	$1,236,334	18%
Accident and health insurance	771,925	47,407	81,072	805,590	10%

Total	$2,284,396	$540,947	$298,475	$2,041,924	15%

Year ended December 31, 2009
Life insurance in force	$1,270,969	$346,985	$-	$923,984	—%

Earned premium
Property and liability insurance	$1,490,910	$428,968	$153,846	$1,215,788	13%
Accident and health insurance	774,590	49,430	96,287	821,447	12%

Total	$2,265,500	$478,398	$250,133	$2,037,235	12%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	000000	000000	000000
	2011	2010	2009

Allowance for doubtful accounts

Balance at beginning of year	$3,639	$4,280	$5,380
Provision expense	362	1,238	902
Sale of subsidiary	-	-	(806)
Amounts written off and other	(333)	(1,879)	(1,196)

Balance at end of year	$3,668	$3,639	$4,280