Form 10-Q
period 2012-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2012-05-07
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2012.

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

On April 27, 2012, there were approximately 101.2 million shares of common stock outstanding.

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

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	changes to the country’s health care delivery system,

•	the effects, if any, of climate change, on the risks we insure,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	fluctuations in securities markets, including defaults, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failure of, or loss of security related to, our information technology systems,

•	difficulties with outsourcing relationships, and

•	change of control.

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	March 31, 2012	December 31, 2011
		(as adjusted)
ASSETS

Investments
Fixed income securities – available for sale, at fair value (amortized cost: 2012 – $5,640,630 and 2011 – $5,385,432)	$5,992,827	$5,718,834
Fixed income securities – held to maturity, at amortized cost (fair value: $163,136)	-	161,102
Short-term investments, at cost (approximates fair value)	221,087	133,917
Other investments, at fair value (amortized cost: 2012 and 2011 – $38,230)	38,571	35,897

Total investments	6,252,485	6,049,750

Cash	90,913	104,550
Restricted cash	196,451	229,821
Premium, claims and other receivables	601,507	688,732
Reinsurance recoverables	1,083,054	1,056,068
Ceded unearned premium	231,405	222,300
Ceded life and annuity benefits	60,636	61,061
Deferred policy acquisition costs	195,558	189,633
Goodwill	873,900	872,814
Other assets	179,042	122,549

Total assets	$9,764,951	$9,597,278

LIABILITIES

Loss and loss adjustment expense payable	$3,721,974	$3,658,317
Life and annuity policy benefits	60,636	61,061
Reinsurance, premium and claims payable	366,293	366,499
Unearned premium	1,042,050	1,031,034
Deferred ceding commissions	65,916	62,364
Notes payable	563,829	478,790
Accounts payable and accrued liabilities	650,296	665,231

Total liabilities	6,470,994	6,323,296

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2012 – 123,000 and 2011 – 122,720; outstanding: 2012 – 102,196 and 2011 – 104,101)	123,000	122,720
Additional paid-in capital	1,004,595	1,001,308
Retained earnings	2,496,539	2,429,818
Accumulated other comprehensive income	244,295	227,659
Treasury stock, at cost (shares: 2012 – 20,804 and 2011 – 18,619)	(574,472)	(507,523)

Total shareholders’ equity	3,293,957	3,273,982

Total liabilities and shareholders’ equity	$9,764,951	$9,597,278

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Three months ended March 31,
	2012	2011
REVENUE

Net earned premium	$547,141	$508,480
Net investment income	57,010	51,595
Other operating income	5,201	7,321
Net realized investment gain (loss)	171	(559)
Other-than-temporary impairment credit losses	-	(3,129)

Total revenue	609,523	563,708

EXPENSE

Loss and loss adjustment expense, net	328,928	347,586
Policy acquisition costs, net	69,444	69,843
Other operating expense	87,282	77,847
Interest expense	6,909	5,553

Total expense	492,563	500,829

Earnings before income tax expense	116,960	62,879
Income tax expense	34,376	15,889

Net earnings	$82,584	$46,990

Earnings per common share

Basic	$0.80	$0.41

Diluted	$0.79	$0.41

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three months ended March 31,
	2012	2011

Net earnings	$82,584	$46,990

Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during the period	21,640	(22,457)
Income tax charge (benefit)	7,303	(12,323)

Investment gains (losses), net of tax	14,337	(10,134)

Less reclassification adjustments for:
Gains (losses) included in net earnings	171	(3,692)
Income tax charge (benefit)	60	(1,292)

Gains (losses) included in net earnings, net of tax	111	(2,400)

Net unrealized investment gains (losses)	14,226	(7,734)

Foreign currency translation adjustment	2,533	6,025
Income tax charge (benefit)	123	-

Foreign currency translation adjustment, net of tax	2,410	6,025

Other comprehensive income (loss)	16,636	(1,709)

Comprehensive income	$99,220	$45,281

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Three months ended March 31, 2012

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011 (as previously reported)	$122,720	$1,001,308	$2,447,850	$227,659	$(507,523)	$3,292,014

Cumulative effect of accounting change (deferred policy acquisition costs)	-	-	(18,032)	-	-	(18,032)

Balance at December 31, 2011 (as adjusted)	122,720	1,001,308	2,429,818	227,659	(507,523)	3,273,982

Net earnings	-	-	82,584	-	-	82,584

Other comprehensive income	-	-	-	16,636	-	16,636

Issuance of 94 shares for exercise of options, including tax effect	94	1,184	-	-	-	1,278

Purchase of 2,185 common shares	-	-	-	-	(66,949)	(66,949)

Stock-based compensation	186	2,103	-	-	-	2,289

Cash dividends declared, $0.155 per share	-	-	(15,863)	-	-	(15,863)

Balance at March 31, 2012	$123,000	$1,004,595	$2,496,539	$244,295	$(574,472)	$3,293,957

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2012	2011
Operating activities
Net earnings	$82,584	$46,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	16,089	(29,384)
Change in reinsurance recoverables	(19,639)	(98,459)
Change in ceded unearned premium	(8,887)	35,386
Change in loss and loss adjustment expense payable	35,737	159,429
Change in unearned premium	10,545	(19,014)
Change in reinsurance, premium and claims payable, excluding restricted cash	17,802	(8,612)
Change in accounts payable and accrued liabilities	(44,098)	(5,680)
Stock-based compensation expense	2,373	3,072
Depreciation and amortization expense	4,605	4,449
Other, net	(22,141)	(6,119)

Cash provided by operating activities	74,970	82,058

Investing activities
Sales of available for sale fixed income securities	65,103	48,932
Maturity or call of available for sale fixed income securities	145,713	186,908
Maturity or call of held to maturity fixed income securities	28,636	19,082
Cost of available for sale fixed income securities acquired	(230,283)	(522,918)
Change in short-term investments	(66,008)	228,608
Payments for purchase of businesses, net of cash received	(32,143)	(1,892)
Other, net	(3,443)	(7,500)

Cash used by investing activities	(92,425)	(48,780)

Financing activities
Advances on line of credit	95,000	—
Payments on line of credit	(10,000)	—
Sale of common stock	1,278	20,525
Purchase of common stock	(62,358)	(35,709)
Dividends paid	(16,139)	(16,670)
Other, net	(3,963)	(498)

Cash provided (used) by financing activities	3,818	(32,352)

Net increase (decrease) in cash	(13,637)	926
Cash at beginning of year	104,550	97,857

Cash at end of period	$90,913	$98,783

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011. The consolidated balance sheet at December 31, 2011 was derived from the audited financial statements but does not include all disclosures required by GAAP.

Management must make estimates and assumptions that affect amounts reported in our consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2011 consolidated financial statements to conform to the 2012 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

Accounting Guidance Adopted in 2012

Deferred Policy Acquisition Costs

A new accounting standard clarifies the definition of acquisition costs incurred by an insurance company and limits capitalization to such costs directly related to renewing or acquiring new insurance contracts. Under the new standard, we expense all costs incurred for unsuccessful marketing or underwriting efforts, along with indirect costs, as incurred. We adopted this guidance on January 1, 2012 through retrospective adjustment of the capitalized deferred policy acquisition costs, deferred income taxes and consolidated shareholders’ equity in our prior years’ consolidated financial statements. We also reclassified expenses in our prior years’ consolidated income statements to reflect the new definition of policy acquisition costs. Application of the new guidance did not impact our reported consolidated net earnings or cash flows in prior years. The following line items in our consolidated financial statements were affected by this change in accounting guidance:

	$XXXXXXX	$XXXXXXX	$XXXXXXX
	December 31, 2011
	As originally reported	Change	As adjusted
Deferred policy acquisition costs	$217,608	$(27,975)	$189,633
Accounts payable and accrued liabilities (deferred income taxes)	675,174	(9,943)	665,231
Retained earnings	2,447,850	(18,032)	2,429,818

	$XXXX,XXX,XX	$XXXX,XXX,XX	$XXXX,XXX,XX
	Three months ended March 31, 2011
	As originally reported	Change	As adjusted
Policy acquistion costs, net	$83,378	$(13,535)	$69,843
Other operating expense	64,312	13,535	77,847

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Goodwill Impairment

A new accounting standard simplifies how entities test goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform a two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, at least on an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit was less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new rules, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The new rules were effective for us on January 1, 2012. We do not expect application of the new guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

(2) Investments

On March 31, 2012, we reclassified our entire portfolio of fixed income securities classified as held to maturity, which consisted of corporate fixed income, U.S. government and foreign government securities, to fixed income securities classified as available for sale. Financial markets recently have been disrupted by several events, including the European debt crisis and the August 2011 downgrade of U.S. government debt by Standard & Poor’s Corporation. Due to these market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the date of transfer, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The securities’ net unrealized appreciation, net of tax, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million as of March 31, 2012.

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	$XXXXXX	$XXXXXX	$XXXXXX	$XXXXXX
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
March 31, 2012

U.S. government and government agency securities	$263,352	$8,894	$(99)	$272,147
Fixed income securities of states, municipalities and political subdivisions	992,522	83,508	(175)	1,075,855
Special purpose revenue bonds of states, municipalities and political subdivisions	1,801,978	129,297	(514)	1,930,761
Corporate fixed income securities	1,022,264	42,835	(1,612)	1,063,487
Residential mortgage-backed securities	991,349	58,432	(2,002)	1,047,779
Commercial mortgage-backed securities	258,961	19,787	(95)	278,653
Asset-backed securities	36,506	233	(1)	36,738
Foreign government securities	273,698	13,716	(7)	287,407

Total fixed income securities - available for sale	$5,640,630	$356,702	$(4,505)	$5,992,827

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2011

U.S. government and government agency securities	$285,166	$10,523	$(10)	$295,679
Fixed income securities of states, municipalities and political subdivisions	999,940	85,528	(127)	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,741,297	122,746	(155)	1,863,888
Corporate fixed income securities	817,886	35,221	(6,774)	846,333
Residential mortgage-backed securities	1,036,436	65,771	(2,121)	1,100,086
Commercial mortgage-backed securities	244,535	15,162	(3,573)	256,124
Asset-backed securities	34,655	147	(56)	34,746
Foreign government securities	225,517	11,203	(83)	236,637

Total fixed income securities - available for sale	$5,385,432	$346,301	$(12,899)	$5,718,834

U.S. government securities	$6,998	$69	$-	$7,067
Corporate fixed income securities	110,284	1,814	(455)	111,643
Foreign government securities	43,820	746	(140)	44,426

Total fixed income securities - held to maturity	$161,102	$2,629	$(595)	$163,136

Substantially all of our fixed income securities are investment grade and all securities were income producing in 2012. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2012

U.S. government and government agency securities	$24,922	$(99)	$-	$-	$24,922	$(99)
Fixed income securities of states, municipalities and political subdivisions	11,407	(155)	828	(20)	12,235	(175)
Special purpose revenue bonds of states, municipalities and political subdivisions	44,650	(494)	1,573	(20)	46,223	(514)
Corporate fixed income securities	97,215	(1,601)	1,419	(11)	98,634	(1,612)
Residential mortgage-backed securities	35,435	(396)	8,416	(1,606)	43,851	(2,002)
Commercial mortgage-backed securities	18,577	(95)	-	-	18,577	(95)
Asset-backed securities	2,855	(1)	-	-	2,855	(1)
Foreign government securities	4,684	(7)	-	-	4,684	(7)

Total	$239,745	$(2,848)	$12,236	$(1,657)	$251,981	$(4,505)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2011

U.S. government and government agency securities	$13,984	$(10)	$-	$-	$13,984	$(10)
Fixed income securities of states, municipalities and political subdivisions	10,256	(107)	899	(20)	11,155	(127)
Special purpose revenue bonds of states, municipalities and political subdivisions	21,856	(67)	6,796	(88)	28,652	(155)
Corporate fixed income securities	154,856	(6,391)	18,005	(383)	172,861	(6,774)
Residential mortgage-backed securities	32,430	(1,364)	7,582	(757)	40,012	(2,121)
Commercial mortgage-backed securities	39,075	(3,573)	-	-	39,075	(3,573)
Asset-backed securities	19,648	(56)	-	-	19,648	(56)
Foreign government securities	4,198	(83)	-	-	4,198	(83)

Total	$296,303	$(11,651)	$33,282	$(1,248)	$329,585	$(12,899)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $0.5 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We recognized no other-than-temporary impairment losses in the first quarter of 2012 and $3.1 million, all of which were recognized in earnings, in the first quarter of 2011.

We have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses was as follows:

	Three months ended March 31,
	2012	2011
Balance at beginning of year	$5,047	$4,273
Credit losses recognized in earnings
Securities previously impaired	-	1,247
Securities not previously impaired	-	1,838
Securities sold	-	(673)

Balance at March 31	$5,047	$6,685

We had $0.6 million after-tax other-than-temporary impairment losses, related to mortgage-backed securities, included in accumulated other comprehensive income within shareholders’ equity at March 31, 2012. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.

We do not consider the $4.5 million of gross unrealized losses on fixed income securities in our portfolio at March 31, 2012 to be other-than-temporary impairments because: 1) as of March 31, 2012, we have received substantially all contractual interest and principal payments on these securities, 2) we do not intend to sell these securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The amortized cost and fair value of our fixed income securities at March 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.4 years at March 31, 2012.

	Cost or amortized cost	Fair value
Due in 1 year or less	$379,129	$386,378
Due after 1 year through 5 years	1,121,859	1,174,766
Due after 5 years through 10 years	1,170,245	1,267,353
Due after 10 years through 15 years	794,448	859,376
Due after 15 years	888,133	941,784

Securities with fixed maturities	4,353,814	4,629,657
Mortgage-backed and asset-backed securities	1,286,816	1,363,170

Total fixed income securities	$5,640,630	$5,992,827

The sources of net investment income were as follows:

	Three months ended March 31,
	2012	2011
Fixed income securities
Taxable	$31,115	$27,095
Exempt from U.S. income taxes	26,612	24,911

Total fixed income securities	57,727	52,006
Short-term investments	62	156
Other	467	642

Total investment income	58,256	52,804
Investment expense	(1,246)	(1,209)

Net investment income	$57,010	$51,595

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(3) Fair Value Measurements

Our financial instruments include assets and liabilities carried at fair value, as well as assets and liabilities carried at cost or amortized cost but disclosed at fair value in our financial statements. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. We classify our financial instruments into the following three-level hierarchy:

•	Level 1 – Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 – Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 – Inputs are unobservable and not corroborated by market data.

Our Level 1 investments consist of U.S. Treasuries, money market funds, and equity securities traded in an active exchange market. We use unadjusted quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, corporate debt securities, bank loans, and mortgage-backed and asset-backed securities. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of March 31, 2012 or December 31, 2011.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices, but the market is inactive. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed income securities and an insurance contract that we account for as a derivative and classify in other assets. We determine fair value of our Level 3 securities based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheet.

	$179,050.00	$179,050.00	$179,050.00	$179,050.00
	Level 1	Level 2	Level 3	Total
March 31, 2012

Fixed income securities - available for sale
U.S. government and government agency securities	$179,050	$93,097	$-	$272,147
Fixed income securities of states, municipalities and political subdivisions	-	1,075,855	-	1,075,855
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,930,761	-	1,930,761
Corporate fixed income securities	-	1,063,330	157	1,063,487
Residential mortgage-backed securities	-	1,047,779	-	1,047,779
Commercial mortgage-backed securities	-	278,653	-	278,653
Asset-backed securities	-	36,738	-	36,738
Foreign government securities	-	287,407	-	287,407

Total fixed income securities - available for sale	179,050	5,813,620	157	5,992,827
Short-term investments*	115,023	106,064	-	221,087
Other investments	38,396	-	-	38,396
Other assets	-	-	1,731	1,731

Total assets measured at fair value	$332,469	$5,919,684	$1,888	$6,254,041

Notes payable* - measured at fair value	$-	$599,059	$-	$599,059

December 31, 2011

Fixed income securities - available for sale
U.S. government and government agency securities	$201,582	$94,097	$-	$295,679
Fixed income securities of states, municipalities and political subdivisions	-	1,085,341	-	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,863,888	-	1,863,888
Corporate fixed income securities	-	846,178	155	846,333
Residential mortgage-backed securities	-	1,100,086	-	1,100,086
Commercial mortgage-backed securities	-	256,124	-	256,124
Asset-backed securities	-	33,731	1,015	34,746
Foreign government securities	-	236,637	-	236,637

Total fixed income securities - available for sale	201,582	5,516,082	1,170	5,718,834
Fixed income securities - held to maturity*	-	163,136	-	163,136
Short-term investments*	67,288	66,629	-	133,917
Other investments	35,720	-	-	35,720
Other assets	-	-	1,516	1,516

Total assets measured at fair value	$304,590	$5,745,847	$2,686	$6,053,123

Notes payable* - measured at fair value	$-	$505,671	$-	$505,671

*Carried at cost or amortized cost on our consolidated balance sheet.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the changes in fair value of our Level 3 financial instruments.

	$ 000,00.00	$ 000,00.00	$ 000,00.00	$ 000,00.00	$ 000,00.00	$ 000,00.00
	2012			2011
	Fixed income securities	Other assets	Total	Fixed income securities	Other assets	Total

Balance at beginning of year	$1,170	$1,516	$2,686	$1,438	$857	$2,295
Net gains (losses) – realized	-	-	-	(2)	-	(2)
Net gains (losses) – unrealized	2	215	217	(11)	263	252
Sales	-	-	-	(144)	-	(144)
Transfers out of Level 3	(1,015)	-	(1,015)	-	-	-

Balance at March 31	$157	$1,731	$1,888	$1,281	$1,120	$2,401

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred an investment from Level 3 to Level 2 in the first quarter of 2012 because we were able to determine its fair value using inputs based on observable market data in the period transferred. There were no transfers between Level 1, Level 2 or Level 3 in the first quarter of 2011.

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

	$ 000,00.00,00	$ 000,00.00,00
	Three months ended March 31,
	2012	2011
Direct written premium	$544,770	$508,141
Reinsurance assumed	137,919	141,067
Reinsurance ceded	(124,285)	(110,324)

Net written premium	$558,404	$538,884

Direct earned premium	$591,183	$574,808
Reinsurance assumed	82,338	79,381
Reinsurance ceded	(126,380)	(145,709)

Net earned premium	$547,141	$508,480

Direct loss and loss adjustment expense	$365,392	$442,754
Reinsurance assumed	36,709	73,907
Reinsurance ceded	(73,173)	(169,075)

Net loss and loss adjustment expense	$328,928	$347,586

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	$3,721,974 00	$3,721,974 00
	Three months ended March 31,
	2012	2011
Policy acquisition costs	$95,735	$97,823
Ceding commissions	(26,291)	(27,980)

Net policy acquisition costs	$69,444	$69,843

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	$3,721,974 00	$3,721,974 00
	March 31, 2012	December 31, 2011
Reinsurance recoverable on paid losses	$62,297	$83,109
Reinsurance recoverable on outstanding losses	524,144	477,760
Reinsurance recoverable on incurred but not reported losses	498,113	497,074
Reserve for uncollectible reinsurance	(1,500)	(1,875)

Total reinsurance recoverables	$1,083,054	$1,056,068

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at March 31, 2012 and December 31, 2011.

	$3,721,974 00	$3,721,974 00
	March 31, 2012	December 31, 2011
Payables to reinsurers	$203,449	$195,806
Letters of credit	114,311	120,589
Cash	118,710	83,731

Total credits	$436,470	$400,126

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	$3,721,974 00	$3,721,974 00
	March 31, 2012	December 31, 2011
Loss and loss adjustment expense payable	$3,721,974	$3,658,317
Reinsurance recoverable on outstanding losses	(524,144)	(477,760)
Reinsurance recoverable on incurred but not reported losses	(498,113)	(497,074)

Net reserves	$2,699,717	$2,683,483

Unearned premium	$1,042,050	$1,031,034
Ceded unearned premium	(231,405)	(222,300)

Net unearned premium	$810,645	$808,734

Deferred policy acquisition costs	$195,558	$189,633
Deferred ceding commissions	(65,916)	(62,364)

Net deferred policy acquisition costs	$129,642	$127,269

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(5) Notes Payable

Notes payable were as follows:

	$3,721,974 00	$3,721,974 00
	March 31, 2012	December 31, 2011
6.30% Senior Notes	$298,829	$298,790
$600.0 million Revolving Loan Facility	265,000	180,000

Total notes payable	$563,829	$478,790

We have a $90.0 million Standby Letter of Credit Facility that is used to guarantee our performance in our Lloyd’s of London Syndicate 4141. There have been no changes to the terms and conditions related to our Senior Notes, the $600.0 million Revolving Loan Facility (the Facility) and the Standby Letter of Credit Facility from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

The weighted-average interest rate on borrowings under the Facility at March 31, 2012 was 1.62%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $325.0 million at March 31, 2012.

We were in compliance with debt covenants related to our Senior Notes, the Facility and the Standby Letter of Credit Facility at March 31, 2012.

(6) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	$3,721,974 00	$3,721,974 00
	Three months ended March 31,
	2012	2011
Net earnings	$82,584	$46,990
Less: net earnings attributable to unvested restricted stock	(1,463)	(598)

Net earnings available to common stock	$81,121	$46,392

Weighted-average common shares outstanding	102,034	113,754
Dilutive effect of outstanding options (determined using treasury stock method)	159	352

Weighted-average common shares and potential common shares outstanding	102,193	114,106

Anti-dilutive stock options not included in treasury stock method computation	2,224	2,397

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(7) Stock-Based Compensation

In 2012, we granted the following shares of restricted stock awards, restricted stock units and stock options for the purchase of shares of our common stock. For all grants except stock options, we measure fair value based on the closing stock price of our common stock on the grant date. For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value of the restricted stock awards, restricted stock units and stock options will be expensed over the vesting period.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Restricted stock awards	188,758	$30.60	$5,775,995	2-4 years
Restricted stock units	13,155	30.60	402,543	4 years
Stock options	17,500	8.14	142,371	1-5 years

(8) Segments

We report HCC’s results in six operating segments. Our insurance underwriting segments consist of the following:

•	U.S. Property & Casualty

•	Professional Liability

•	Accident & Health

•	U.S. Surety & Credit

•	International

The Investing segment includes our consolidated investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. All investment activity is reported as revenue, consistent with our consolidated presentation.

In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, foreign currency expense (benefit), and underwriting results of our Exited Lines. Our Exited Lines include product lines that we no longer write and do not expect to write in the future.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Three months ended March 31, 2012

Net earned premium	$89,018	$101,438	$217,667	$47,729	$91,284	$-	$5	$547,141
Other revenue	2,363	133	1,338	215	1,194	57,181	(42)	62,382

Segment revenue	91,381	101,571	219,005	47,944	92,478	57,181	(37)	609,523

Loss and LAE	49,261	69,155	161,713	11,033	37,767	-	(1)	328,928
Other expense	29,722	17,531	31,318	28,120	32,153	-	24,791	163,635

Segment expense	78,983	86,686	193,031	39,153	69,920	-	24,790	492,563

Segment pretax earnings (loss)	$12,398	$14,885	$25,974	$8,791	$22,558	$57,181	$(24,827)	$116,960

Three months ended March 31, 2011

Net earned premium	$80,254	$100,750	$198,540	$51,364	$77,447	$-	$125	$508,480
Other revenue	4,879	201	1,016	246	1,008	47,907	(29)	55,228

Segment revenue	85,133	100,951	199,556	51,610	78,455	47,907	96	563,708

Loss and LAE	47,484	66,263	144,858	15,039	74,172	-	(230)	347,586
Other expense	28,406	17,104	30,418	28,255	31,665	-	17,395	153,243

Segment expense	75,890	83,367	175,276	43,294	105,837	-	17,165	500,829

Segment pretax earnings (loss)	$9,243	$17,584	$24,280	$8,316	$(27,382)	$47,907	$(17,069)	$62,879

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(9) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophe losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first quarter of 2012, we recognized $7.6 million of net losses from catastrophic events. In the first quarter of 2011, we recognized gross losses of $105.2 million from catastrophic events in Japan, New Zealand and Australia. After reinsurance and reinstatement premium, our pretax loss was $51.5 million.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At March 31, 2012, we have an accrued liability of $11.6 million, as well as $6.3 million in escrow and $3.2 million of letters of credit, to cover our obligations or anticipated payments under these indemnifications.

(10) Supplemental Information

Supplemental cash flow information was as follows:

	$ 000,00.000	$ 000,00.000
	Three months ended March 31,
	2012	2011
Income taxes paid	$5,784	$19,106
Interest paid	1,071	2,286
Dividends declared but not paid at end of period	15,863	16,638

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes as of December 31, 2011 and March 31, 2012.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $31.87 on April 27, 2012, resulting in market capitalization of $3.2 billion.

We underwrite a variety of relatively non–correlated specialty insurance products, including property and casualty, accident and health, surety and credit product lines. We market our insurance products through a network of independent agents and brokers, managing general agents and directly to consumers. In addition, we assume insurance written by other insurance companies. We manage our businesses through five insurance underwriting segments and our Investing segment. Our insurance underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International.

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

Key facts about our consolidated group as of and for the quarter ended March 31, 2012 were as follows:

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $32.23.

•	We generated net earnings of $82.6 million, or $0.79 per diluted share.

•	We produced total revenue of $609.5 million, of which 90% related to net earned premium and 9% related to net investment income.

•

We recognized $7.6 million of net catastrophe losses — $4.0 million in our U.S. Property & Casualty segment from storms in the United States and $3.6 million in our International segment from other small catastrophes.

•	Our net loss ratio was 60.1% and our combined ratio was 85.2%.

•	Our debt to capital ratio was 14.6%.

•	We purchased $66.9 million, or 2.2 million shares, of our common stock at an average cost of $30.64 per share.

•	We declared dividends of $0.155 per share and paid $16.1 million of dividends.

Comparisons in the following sections refer to the first quarter of 2012 compared to the same period of 2011, unless otherwise noted. Certain 2011 amounts have been adjusted to reflect our adoption of a new accounting standard as of January 1, 2012. See Note 1, “General Information — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements for a description of this guidance and the impact of our retrospective adoption on prior year results. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Our results and key metrics for the first quarter of 2012 and 2011 were as follows:

	Three months ended March 31,
	2012	2011
Net earnings	$82,584	$46,990

Earnings per diluted share	$0.79	$0.41

Net loss ratio	60.1%	68.4%
Expense ratio	25.1	26.3

Combined ratio	85.2%	94.7%

In the first quarter of 2012, we recognized $7.6 million of net losses resulting from United States storms, primarily in our public risk line of business within our U.S. Property and Casualty segment and from other small catastrophes in our Property Treaty line of business within our International segment. The 2012 catastrophe losses increased both our net loss ratio and combined ratio by 1.3 percentage points, and decreased net earnings by $0.05 per diluted share. In the first quarter of 2011, we recognized gross losses of $105.2 million from catastrophic events in Japan, New Zealand and Australia. After reinsurance and reinstatement premium, our pretax loss was $51.5 million. The 2011 catastrophe losses increased our net loss ratio by 9.6 percentage points and our combined ratio by 9.9 percentage points, and decreased net earnings by $0.29 per diluted share.

Revenue

Total revenue increased $45.8 million in the first quarter of 2012, compared to the same period in 2011, primarily due to additional net earned premium and higher net investment income.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Three months ended March 31,
	2012	2011
U.S. Property & Casualty	$153,147	$129,550
Professional Liability	101,245	101,120
Accident & Health	216,123	196,300
U.S. Surety & Credit	54,493	53,771
International	157,676	168,348
Exited Lines	5	119

Total gross written premium	$682,689	$649,208

U.S. Property & Casualty	$92,328	$86,722
Professional Liability	70,913	73,791
Accident & Health	215,884	196,105
U.S. Surety & Credit	44,704	49,707
International	134,570	132,440
Exited Lines	5	119

Total net written premium	$558,404	$538,884

	Three months ended March 31,
	2012	2011
U.S. Property & Casualty	$89,018	$80,254
Professional Liability	101,438	100,750
Accident & Health	217,667	198,540
U.S. Surety & Credit	47,729	51,364
International	91,284	77,447
Exited Lines	5	125

Total net earned premium	$547,141	$508,480

Growth in premium occurred in the U.S. Property & Casualty segment from our new business lines added in 2011 and increased title reinsurance premium; the Accident & Health segment from higher writings of our medical stop-loss product; and the International segment from pricing increases in our energy line of business. Related to the 2011 catastrophe losses, we recorded $7.1 million of reinstatement premium for continued reinsurance coverage, which reduced the International segment’s 2011 net written and net earned premium. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.

Net investment income, which is included in our Investing segment, increased 10% year-over-year primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 9% from $5.5 billion at March 31, 2011 to $6.0 billion at March 31, 2012. The growth in fixed income securities resulted primarily from cash flow from operations and a $235.8 million increase in net unrealized gain on the portfolio.

The following table details the components of our other operating income. The fee and commission income relates to third party agency and broker commissions.

	Three months ended March 31,
	2012	2011
Fee and commission income	$4,403	$6,609
Financial instruments	215	263
Other	583	449

Other operating income	$5,201	$7,321

Loss and Loss Adjustment Expense

The tables below detail, by segment, our net loss and loss adjustment expense and our net loss ratios.

	XXXXXX	XXXXXX
	Three months ended March 31,
	2012	2011
U.S. Property & Casualty	$49,261	$47,484
Professional Liability	69,155	66,263
Accident & Health	161,713	144,858
U.S. Surety & Credit	11,033	15,039
International	37,767	74,172
Exited Lines	(1)	(230)

Net loss and loss adjustment expense	$328,928	$347,586

U.S. Property & Casualty	55.3%	59.2%
Professional Liability	68.2	65.8
Accident & Health	74.3	73.0
U.S. Surety & Credit	23.1	29.3
International	41.4	95.8

Consolidated net loss ratio	60.1%	68.4%

Consolidated accident year net loss ratio	60.1%	66.6%

Loss development represents an increase or decrease in estimates of ultimate losses related to prior accident years. Deficiencies and redundancies in ultimate loss estimates occur as we review our loss exposure with our actuaries, increasing or reducing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposures change. The excess of total recorded net reserves over the actuarial point estimate approximated 4.8% of our recorded net reserves at March 31, 2012, compared to 4.2% at December 31, 2011. We recognized no development in the first quarter of 2012, compared to adverse development of $9.0 million in the first quarter of 2011, primarily in our Professional Liability segment. Our consolidated accident year net loss ratio was lower in the first quarter of 2012, compared to the same period in 2011, primarily due to higher catastrophe losses in 2011. See the “Segment Operations” section below for additional discussion of the changes in our net loss and loss adjustment expense and net loss ratios for each segment.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.
	Three months ended March 31,
	2012	2011
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,683,483	$2,537,772
Net reserve additions from acquired businesses	14,705	645
Foreign currency adjustment	17,123	22,216
Net loss and loss adjustment expense	328,928	347,586
Net loss and loss adjustment expense payments	(344,522)	(297,123)

Net reserves for loss and loss adjustment expense payable at end of period	$2,699,717	$2,611,096

Net paid loss ratio	63.0%	58.4%

The net paid loss ratio was higher in 2012 primarily due to our payment of $27.5 million to commute a large contract in our Exited Lines. The commutation had no material effect on net earnings but increased our net paid loss ratio by 5.1 percentage points. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.

Policy Acquisition Costs

Our policy acquisition cost percentage was 12.7% and 13.7% in the first quarter of 2012 and 2011, respectively. The lower percentage primarily relates to a change in the mix of business in 2012, where we wrote more premium in lines that have lower commission rates than in our other lines of business. The 2011 policy acquisition cost percentage was increased 0.2 percentage points due to $7.1 million of reinstatement premium (recorded as a reduction of net earned premium).

Other Operating Expense

For the first quarter of 2012, 59% of our other operating expense related to compensation and benefits for our 1,864 employees. Other operating expense increased 12% in 2012, primarily due to higher compensation and benefits costs and technology-related expenses, as well as a change in foreign currency expense. We recognized foreign currency expense of $2.8 million in the first quarter of 2012, compared to a benefit of $1.2 million in the first quarter of 2011, directly related to the strengthening of the British pound sterling in 2012. Other operating expense included stock-based compensation expense of $2.4 million in 2012 and $3.1 million in 2011. At March 31, 2012, there was approximately $28.1 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.0 years.

Interest Expense

Interest expense on debt and short-term borrowings was $6.9 million and $5.6 million in the first quarter of 2012 and 2011, respectively. Our interest expense increased in 2012 due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility. Our 2012 and 2011 interest expense included $4.8 million for our Senior Notes.

Income Tax Expense

Our effective income tax rate was 29.4% for the first quarter of 2012, compared to 25.3% for the first quarter of 2011. The higher effective rate in 2012 is due to the relationship of pretax income and tax-exempt investment income in the two quarters. Our pretax income was substantially lower in 2011 due to $51.5 million of net catastrophe losses, whereas our tax-exempt investment income was essentially flat during the quarters.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. The insurance segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual policy losses and multiple policy losses from catastrophic risks. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our five insurance underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Three months ended March 31,
	2012	2011

Net earned premium	$89,018	$80,254
Other revenue	2,363	4,879

Segment revenue	91,381	85,133

Loss and loss adjustment expense, net	49,261	47,484
Other expense	29,722	28,406

Segment expense	78,983	75,890

Segment pretax earnings	$12,398	$9,243

Net loss ratio	55.3%	59.2%
Expense ratio	32.5	33.4

Combined ratio	87.8%	92.6%

Aviation	$28,823	$27,282
E&O	16,377	19,557
Public Risk	15,218	11,252
Other	28,600	22,163

Total net earned premium	$89,018	$80,254

Aviation	46.9%	58.5%
E&O	61.0	59.5
Public Risk	93.0	73.7
Other	40.5	52.3

Total net loss ratio	55.3%	59.2%

	Three months ended March 31,
	2012	2011

Aviation	$37,090	$41,448
E&O	16,891	19,693
Public Risk	19,784	17,453
Other	79,382	50,956

Total gross written premium	$153,147	$129,550

Aviation	$27,507	$27,394
E&O	16,505	19,566
Public Risk	15,594	13,252
Other	32,722	26,510

Total net written premium	$92,328	$86,722

Our U.S. Property & Casualty segment pretax earnings increased 34% year-over-year due to higher net earned premium from a change in the mix of products in this segment and a lower net loss ratio. In the first quarter of 2012, our three new underwriting teams for technical property, primary casualty and excess casualty products wrote $5.2 million of net premium. In addition, an increase in title reinsurance premium more than offset lower writings in our E&O line of business.

Segment earnings were impacted by $4.0 million of net catastrophe losses in the first quarter of 2012, primarily in our public risk line of business. The 2011 segment earnings and net loss ratio reflect the impact of $2.0 million of net catastrophe losses related to our event cancellation product line (included in Other), as well as $1.5 million in adverse loss development.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Three months ended March 31,
	2012	2011

Net earned premium	$101,438	$100,750
Other revenue	133	201

Segment revenue	101,571	100,951

Loss and loss adjustment expense, net	69,155	66,263
Other expense	17,531	17,104

Segment expense	86,686	83,367

Segment pretax earnings	$14,885	$17,584

Net loss ratio	68.2%	65.8%
Expense ratio	17.3	16.9

Combined ratio	85.5%	82.7%

U.S. D&O	$86,254	$89,975
International D&O	15,184	10,775

Total net earned premium	$101,438	$100,750

U.S. D&O	71.0%	66.4%
International D&O	51.9	60.6

Total net loss ratio	68.2%	65.8%

U.S. D&O	$74,996	$77,191
International D&O	26,249	23,929

Total gross written premium	$101,245	$101,120

U.S. D&O	$55,705	$59,611
International D&O	15,208	14,180

Total net written premium	$70,913	$73,791

Our Professional Liability segment pretax earnings decreased and the net loss ratio increased in the first quarter of 2012, compared to the same period of 2011, primarily due to the results of our diversified financial products (DFP) line of business in U.S. D&O. We increased the 2011 ultimate loss ratio for DFP in the third quarter of 2011 and continued to use that same ultimate loss ratio in 2012. The segment recorded adverse loss development of $6.2 million in the first quarter of 2011 related to the DFP business.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Three months ended March 31,
	2012	2011

Net earned premium	$217,667	$198,540
Other revenue	1,338	1,016

Segment revenue	219,005	199,556

Loss and loss adjustment expense, net	161,713	144,858
Other expense	31,318	30,418

Segment expense	193,031	175,276

Segment pretax earnings	$25,974	$24,280

Net loss ratio	74.3%	73.0%
Expense ratio	14.3	15.2

Combined ratio	88.6%	88.2%

Medical Stop-loss	$193,087	$174,909
Other	24,580	23,631

Total net earned premium	$217,667	$198,540

Medical Stop-loss	75.3%	73.9%
Other	66.5	66.3

Total net loss ratio	74.3%	73.0%

Medical Stop-loss	$193,233	$174,957
Other	22,890	21,343

Total gross written premium	$216,123	$196,300

Medical Stop-loss	$193,087	$174,909
Other	22,797	21,196

Total net written premium	$215,884	$196,105

The Accident & Health segment pretax earnings increased 7% in the first quarter of 2012, compared to the same period of 2011. This increase is directly related to higher net earned premium in our medical stop-loss product line due to writing new business and rate increases, which were in line with medical loss cost trends, on renewal business.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	0000000000	0000000000
	Three months ended March 31,
	2012	2011

Net earned premium	$47,729	$51,364
Other revenue	215	246

Segment revenue	47,944	51,610

Loss and loss adjustment expense, net	11,033	15,039
Other expense	28,120	28,255

Segment expense	39,153	43,294

Segment pretax earnings	$8,791	$8,316

Net loss ratio	23.1%	29.3%
Expense ratio	58.7	54.7

Combined ratio	81.8%	84.0%

Surety	$39,920	$40,661
Credit	7,809	10,703

Total net earned premium	$47,729	$51,364

Surety	24.8%	25.4%
Credit	14.6	44.2

Total net loss ratio	23.1%	29.3%

Surety	$39,926	$41,705
Credit	14,567	12,066

Total gross written premium	$54,493	$53,771

Surety	$36,134	$39,758
Credit	8,570	9,949

Total net written premium	$44,704	$49,707

Our U.S. Surety & Credit segment pretax earnings increased 6% year-over-year. Net earned premium in our surety line of business decreased in 2012 due to lower production of commercial bonds and new quota share reinsurance on certain products. In the first quarter of 2012, we had a large loss in our credit line of business, which, because of its size, had significant reinsurance recoveries. Our losses net of these reinsurance recoveries were limited, resulting in a lower loss ratio than in the first quarter of 2011. The benefit related to the lower loss ratio was offset by a reduction of net written premium and net earned premium due to $4.3 million of reinstatement premium related to this large loss.

International Segment

The following tables summarize the operations of the International segment.

	000000000	000000000
	Three months ended March 31,
	2012	2011
Net earned premium	$91,284	$77,447
Other revenue	1,194	1,008

Segment revenue	92,478	78,455

Loss and loss adjustment expense, net	37,767	74,172
Other expense	32,153	31,665

Segment expense	69,920	105,837

Segment pretax income (loss)	$22,558	$(27,382)

Net loss ratio	41.4%	95.8%
Expense ratio	34.8	40.4

Combined ratio	76.2%	136.2%

Energy	$15,094	$12,049
Property Treaty	22,089	16,004
Liability	19,482	19,932
Surety & Credit	17,761	17,374
Other	16,858	12,088

Total net earned premium	$91,284	$77,447

Energy	37.1%	80.9%
Property Treaty	12.8	126.7
Liability	51.2	51.8
Surety & Credit	67.9	40.5
Other	43.3	221.7

Total net loss ratios	41.4%	95.8%

Energy	$20,595	$16,303
Property Treaty	69,338	71,819
Liability	19,260	24,118
Surety & Credit	20,958	26,673
Other	27,525	29,435

Total gross written premium	$157,676	$168,348

	0000000000	0000000000
	Three months ended March 31,
	2012	2011

Energy	$12,824	$5,052
Property Treaty	62,302	61,160
Liability	17,892	22,360
Surety & Credit	19,027	24,758
Other	22,525	19,110

Total net written premium	$134,570	$132,440

Our International segment pretax earnings were impacted by net catastrophe losses of $3.6 million in the first quarter of 2012 and $49.5 million in the first quarter of 2011. The 2012 losses related to small catastrophes in our property treaty business. In 2011, we recognized gross losses of $85.2 million for catastrophes in Japan, New Zealand and Australia. After reinsurance, our 2011 net losses were $42.4 million and we incurred $7.1 million of reinstatement premium for continued reinsurance coverage. The 2011 catastrophic events impacted our energy and property treaty product lines, as well as our property (direct and facultative) and accident and health product lines (both included in Other). These catastrophe losses increased the International segment’s net loss ratio by 3.5 percentage points in 2012 and 58.2 percentage points in 2011.

The segment’s increase in net earned premium in 2012 primarily related to reinstatement premium in 2011 (recorded as a reduction of net earned premium) related to catastrophe losses in our energy and property treaty businesses. The energy, property treaty and Other net loss ratios reflect the catastrophe losses in the first quarter of 2011. The effect of the reinstatement premium in 2011 increased the segment’s 2011 expense ratio by 3.4 percentage points.

Investing Segment

We invest the majority of our funds in highly-rated fixed income securities, which are designated as available for sale securities. We held $6.0 billion of fixed income securities at March 31, 2012. Substantially all of our fixed income securities were investment grade and 78% were rated AAA or AA. At March 31, 2012, the portfolio’s average long-term tax equivalent yield was 5.0%, the weighted-average life was 7.7 years, and the weighted-average duration was 4.8 years.

The following tables summarize the investment results of our Investing segment.

	$5,809,313 00	$5,809,313 00
	Three months ended March 31,
	2012	2011

Fixed income securities	$57,727	$52,006
Short-term investments	62	156
Other investments	467	642
Net realized investment gain (loss)	171	(559)
Other-than-temporary impairment credit losses	-	(3,129)
Investment expenses	(1,246)	(1,209)

Segment pretax earnings	$57,181	$47,907

Average investments, at cost	$5,809,313	$5,584,231
Average long-term yield (1)	4.1%	4.0%
Average long-term tax equivalent yield (1)	5.0%	4.9%
Average combined tax equivalent yield (1), (2)	4.9%	4.6%
Weighted-average life of fixed income securities	7.7 years	7.2 years
Weighted-average duration of fixed income securities	4.8 years	5.4 years
Weighted-average combined duration (2)	4.6 years	5.2 years
Weighted-average rating of fixed income securities	AA	AA+

(1)	Excluding realized and unrealized gains and losses.
(2)	Including short-term and other investments.

On March 31, 2012, we reclassified our entire portfolio of fixed income securities classified as held to maturity, which consisted of corporate fixed income, U.S. government and foreign government securities, to fixed income securities classified as available for sale. Financial markets have been disrupted recently by several events, including the European debt crisis and the August 2011 downgrade of U.S. government debt by Standard & Poor’s Corporation. Due to these market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the date of transfer, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The transferred securities’ net unrealized appreciation, net of tax, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million as of March 31, 2012.

This table summarizes our investments by type, substantially all of which were reported at fair value, at March 31, 2012 and December 31, 2011.

	1,063,487 000	1,063,487 000	1,063,487 000	1,063,487 000
	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
U.S. government and government agency securities	$272,147	4%	$302,677	5%
Fixed income securities of states, municipalities and political subdivisions	1,075,855	17	1,085,341	18
Special purpose revenue bonds of states, municipalities and political subdivisions	1,930,761	31	1,863,888	31
Corporate fixed income securities	1,063,487	17	956,617	16
Residential mortgage-backed securities	1,047,779	17	1,100,086	18
Commercial mortgage-backed securities	278,653	4	256,124	4
Asset-backed securities	36,738	1	34,746	1
Foreign government securities	287,407	5	280,457	4
Short-term investments	221,087	3	133,917	2
Other investments	38,571	1	35,897	1

Total investments	$6,252,485	100%	$6,049,750	100%

Our total investments increased $202.7 million in 2012, principally from: 1) operating cash flow, 2) consolidation of our Lloyd’s of London Syndicate 4040 upon its merger into Syndicate 4141 as of January 1, 2012 and 3) an $18.8 million increase in the pretax net unrealized gain associated with our available for sale fixed income securities during the first quarter of 2012. During 2011, we substantially reduced our short-term investments and re-invested the funds in long-term fixed income securities in order to maximize our investment return.

The ratings of our individual securities within our available for sale portfolio at March 31, 2012 were as follows:

	$849,503000	$849,503000
	Amount	%
AAA	$849,503	14%
AA	3,847,230	64
A	1,043,436	18
BBB	204,530	3
BB and below	48,128	1

Total fixed income securities	$5,992,827	100%

At March 31, 2012, we held $1.9 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA at March 31, 2012. Within our municipal bond portfolio, we held $276.7 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At March 31, 2012, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer – 24%, 2) education – 21%, 3) transportation – 19%, 4) leasing – 8% and 5) electric – 7%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at March 31, 2012. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At March 31, 2012, we held corporate fixed income securities issued by foreign corporations with an aggregate fair value of $434.1 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $287.4 million. At March 31, 2012, our holdings of foreign debt were relatively unchanged from our holdings of foreign debt at December 31, 2011.

At March 31, 2012, we held a commercial mortgage-backed securities portfolio with a fair value of $278.7 million, an average rating of AA+ and an average loan-to-value ratio of 69%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.

The methodologies used to determine the fair value of our investments are described in Note 3, “Fair Value Measurements” to the Consolidated Financial Statements. The accounting polices and procedures that we use to determine our other-than-temporary impairment losses are described in Note 2, “Investments” to the Consolidated Financial Statements and “Critical Accounting Policies – Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Three months ended March 31,
	2012	2011

Net earned premium	$5	$125
Other revenue	(42)	(29)

Total revenue	(37)	96

Loss and loss adjustment expense, net	(1)	(230)
Other expense - Exited Lines	645	1,067
Other expense - Corporate	14,579	12,124
Interest expense	6,802	5,429
Foreign currency expense (benefit)	2,765	(1,225)

Total expense	24,790	17,165

Pretax loss	$(24,827)	$(17,069)

Our Corporate expenses not allocable to the segments increased $2.5 million in 2012, primarily due to higher employee compensation and benefit costs and information technology expense related to our new technology systems. Our interest expense increased due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility in 2012.

Foreign currency expense increased quarter-over-quarter due to our increased level of available for sale securities denominated in foreign currencies and strengthening of the British pound sterling relative to the U.S. dollar in 2012. We hold available for sale securities denominated in foreign currencies to economically hedge the currency exchange risk on our foreign-denominated loss reserves. The foreign currency gain or loss related to loss reserves is recorded through the income statement, while the foreign currency gain or loss related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit or expense in future periods.

Liquidity and Capital Resources

Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:

•	We held $312.0 million of cash and liquid short-term investments at March 31, 2012.

•

Our available for sale bond portfolio (including our previous held to maturity bonds) had a fair value of $6.0 billion at March 31, 2012, of which $226.4 million of bonds were held directly by the parent company. We generally intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	We have a four-year $600.0 million Revolving Loan Facility that expires on March 8, 2015. We had $325.0 million of borrowing capacity available at March 31, 2012.

•

Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 14.6% at March 31, 2012 and 12.8% at December 31, 2011, with the increase related to our borrowings under the Revolving Loan Facility.

•	We have a $90.0 million Standby Letter of Credit Facility that expires on December 31, 2015, which is used to guarantee our performance in our Lloyd’s of London syndicate.

•

Our domestic insurance subsidiaries have the ability to pay $255.1 million in dividends in 2012 to the parent company without obtaining special permission from state regulatory authorities. HCC can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase our common stock and pay operating expenses.

•

We have a new “Universal Shelf” registration statement, which was filed and became effective in March 2012 and expires in March 2015. The current shelf registration statement provides for the issuance of an aggregate of $1.0 billion of securities. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.

Capital Management

Notes Payable

There have been no changes to the terms and conditions related to our Senior Notes, the $600.0 million Revolving Loan Facility (the Facility) and the Standby Letter of Credit Facility from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, we had borrowed $265.0 million under the Facility, primarily to fund purchases of our common stock. The weighted-average interest rate on borrowings under the Facility at March 31, 2012 was 1.62%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $325.0 million at March 31, 2012.

We were in compliance with debt covenants related to our Senior Notes, the Facility, and the Standby Letter of Credit Facility at March 31, 2012.

Share Repurchases

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

In the first quarter of 2012, we purchased $66.9 million, or 2.2 million shares, at an average cost of $30.64 per share. As of April 27, 2012, $128.8 million of repurchase authority remains under the Plan.

Cash Flow

We receive substantial cash from premiums, reinsurance recoverables, surety collateral, outward commutations, proceeds from sales and redemptions of investments, and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, return of surety collateral, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes, dividends, and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivables, reinsurance recoverables and surety collateral; the payment of losses, premium payables, return of surety collateral; and the completion of commutations.

The components of our net operating cash flows are summarized in the following table.

	Three months ended March 31,
	2012	2011

Net earnings	$82,584	$46,990
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	33,891	(37,996)
Change in unearned premium, net	1,658	16,372
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	16,098	60,970
Other, net	(59,261)	(4,278)

Cash provided by operating activities	$74,970	$82,058

In the first quarter of 2012, we generated operating cash flow of $75.0 million, compared to $82.1 million in the same period of 2011. Our 2012 operating cash was reduced by $27.5 million that we paid to commute a large contract in our assumed accident and health reinsurance business reported in Exited Lines. Receipt and repayment of collateral funds related to surety bonds decreased the first quarter operating cash flow by $22.7 million in 2012 and increased it by $1.7 million in 2011. Our operating cash flow in 2012 benefitted from increased premium collections.

Accounting Guidance Adopted in 2012

See Note 1, “General Information — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements for a description of recently adopted accounting guidance related to deferred policy acquisition costs and its retrospective impact on our prior year consolidated financial statements.

Critical Accounting Policies

We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2011. We have made no changes in the identification or methods of application of these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December  31, 2011.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2012.

(b) Changes in Internal Control over Financial Reporting

During the first quarter of 2012, we identified no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2011, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made opportunistically, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. During the first quarter of 2012, we purchased our common stock, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January	152,265	$27.81	152,265	$222,171,566
February	318,374	$30.43	318,374	$212,483,856
March	1,714,484	$30.93	1,714,484	$159,457,013

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6.  Exhibits

3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 3, 2008).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

10.1	Employment Agreement, dated March 21, 2012, between HCC Insurance Holdings, Inc. and William N. Burke (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 21, 2012).

10.2	Second Amendment to Employment Agreement, dated March 30, 2012, between HCC Insurance Holdings, Inc. and Craig J. Kelbel (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2012).

10.3	Renewal Letter, dated March 30, 2012, between HCC Service Company, Inc. and Barry J. Cook (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 4, 2012).

†12	Statement of Ratios.

†31.1	Certification by Chief Executive Officer.

†31.2	Certification by Chief Financial Officer.

†32.1	Certification with Respect to Quarterly Report.

†101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.*

†	Filed herewith.

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

May 7, 2012	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr.,
Chief Executive Officer

May 7, 2012	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer