Form 10-Q
period 2012-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2012-08-03
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            for the Quarterly Period Ended June 30, 2012.

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

On July 27, 2012, there were approximately 100.7 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	June 30, 2012	December 31, 2011
		(as adjusted)
ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2012 – $5,712,890 and 2011 – $5,385,432)	$6,097,866	$5,718,834
Fixed maturity securities – held to maturity, at amortized cost (fair value: $163,136)	-	161,102
Equity securities – available for sale, at fair value (cost: $92,580)	93,660	-
Short-term investments, at cost (approximates fair value)	217,087	133,917
Other investments, at fair value (amortized cost: 2012 – $38,053 and 2011 – $38,230)	37,720	35,897

Total investments	6,446,333	6,049,750

Cash	63,184	104,550
Restricted cash	202,642	229,821
Premium, claims and other receivables	679,569	688,732
Reinsurance recoverables	1,056,999	1,056,068
Ceded unearned premium	255,078	222,300
Ceded life and annuity benefits	59,803	61,061
Deferred policy acquisition costs	204,387	189,633
Goodwill	873,627	872,814
Other assets	167,519	122,549

Total assets	$10,009,141	$9,597,278

LIABILITIES

Loss and loss adjustment expense payable	$3,755,699	$3,658,317
Life and annuity policy benefits	59,803	61,061
Reinsurance, premium and claims payable	359,260	366,499
Unearned premium	1,147,121	1,031,034
Deferred ceding commissions	71,767	62,364
Notes payable	590,867	478,790
Accounts payable and accrued liabilities	681,367	665,231

Total liabilities	6,665,884	6,323,296

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2012 – 123,449 and 2011 – 122,720; outstanding: 2012 – 100,737 and 2011 – 104,101)	123,449	122,720
Additional paid-in capital	1,019,570	1,001,308
Retained earnings	2,574,411	2,429,818
Accumulated other comprehensive income	259,776	227,659
Treasury stock, at cost (shares: 2012 – 22,712 and 2011 – 18,619)	(633,949)	(507,523)

Total shareholders’ equity	3,343,257	3,273,982

Total liabilities and shareholders’ equity	$10,009,141	$9,597,278

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

REVENUE

Net earned premium	$1,112,472	$1,032,731	$565,331	$524,251
Net investment income	110,300	104,017	53,290	52,422
Other operating income	12,389	14,796	7,188	7,475
Net realized investment gain	7,047	495	6,876	1,054
Other-than-temporary impairment credit losses	(397)	(3,479)	(397)	(350)

Total revenue	1,241,811	1,148,560	632,288	584,852

EXPENSE

Loss and loss adjustment expense, net	665,753	681,868	336,825	334,282
Policy acquisition costs, net	143,934	135,684	74,490	65,841
Other operating expense	167,706	160,237	80,424	82,390
Interest expense	13,139	10,987	6,230	5,434

Total expense	990,532	988,776	497,969	487,947

Earnings before income tax expense	251,279	159,784	134,319	96,905
Income tax expense	75,202	43,316	40,826	27,427

Net earnings	$176,077	$116,468	$93,493	$69,478

Earnings per common share

Basic	$1.71	$1.02	$0.92	$0.61

Diluted	$1.71	$1.02	$0.92	$0.61

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earnings	$176,077	$116,468	$93,493	$69,478

Other comprehensive income:

Investment gains (losses):
Investment gains during the period	61,313	55,378	39,673	77,835
Income tax charge	21,804	15,297	14,501	27,620

Investment gains, net of tax	39,509	40,081	25,172	50,215

Less reclassification adjustments for:
Gains (losses) included in net earnings	6,659	(2,978)	6,488	714
Income tax charge (benefit)	2,331	(1,042)	2,271	250

Gains (losses) included in net earnings, net of tax	4,328	(1,936)	4,217	464

Net unrealized investment gains	35,181	42,017	20,955	49,751

Foreign currency translation adjustment	(3,313)	8,162	(5,846)	2,137
Income tax charge (benefit)	(249)	1,478	(372)	1,478

Foreign currency translation adjustment, net of tax	(3,064)	6,684	(5,474)	659

Other comprehensive income	32,117	48,701	15,481	50,410

Comprehensive income	$208,194	$165,169	$108,974	$119,888

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Six months ended June 30, 2012

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011 (as previously reported)	$122,720	$1,001,308	$2,447,850	$227,659	$(507,523)	$3,292,014

Cumulative effect of accounting change (deferred policy acquisition costs)	-	-	(18,032)	-	-	(18,032)

Balance at December 31, 2011 (as adjusted)	122,720	1,001,308	2,429,818	227,659	(507,523)	3,273,982

Net earnings	-	-	176,077	-	-	176,077

Other comprehensive income	-	-	-	32,117	-	32,117

Issuance of 516 shares for exercise of options, including tax effect	516	13,128	-	-	-	13,644

Purchase of 4,093 common shares	-	-	-	-	(126,426)	(126,426)

Stock-based compensation	213	5,134	-	-	-	5,347

Cash dividends declared, $0.31 per share	-	-	(31,484)	-	-	(31,484)

Balance at June 30, 2012	$123,449	$1,019,570	$2,574,411	$259,776	$(633,949)	$3,343,257

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2012	2011
Operating activities
Net earnings	$176,077	$116,468
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(68,083)	(103,245)
Change in reinsurance recoverables	2,921	(84,728)
Change in ceded unearned premium	(32,951)	36,870
Change in loss and loss adjustment expense payable	84,925	147,870
Change in unearned premium	116,448	63,015
Change in reinsurance, premium and claims payable, excluding restricted cash	3,290	(30,413)
Change in accounts payable and accrued liabilities	(44,867)	(19,426)
Stock-based compensation expense	6,168	7,137
Depreciation and amortization expense	9,133	8,769
Other, net	(8,510)	(20,533)

Cash provided by operating activities	244,551	121,784

Investing activities
Sales of available for sale fixed maturity securities	218,572	246,331
Sales of equity securities	1,739	-
Maturity or call of available for sale fixed maturity securities	325,046	285,637
Maturity or call of held to maturity fixed maturity securities	28,579	24,932
Cost of available for sale fixed maturity securities acquired	(628,278)	(835,368)
Cost of equity securities acquired	(94,706)	-
Change in short-term investments	(62,621)	292,365
Cost of other investments acquired	-	(27,784)
Payments for purchase of businesses, net of cash received	(32,143)	(1,892)
Other, net	(6,982)	(10,942)

Cash used by investing activities	(250,794)	(26,721)

Financing activities
Advances on line of credit	140,000	95,000
Payments on line of credit	(28,000)	-
Sale of common stock	13,644	35,236
Purchase of common stock	(126,442)	(200,302)
Dividends paid	(32,002)	(33,305)
Other, net	(2,323)	(2,307)

Cash used by financing activities	(35,123)	(105,678)

Net decrease in cash	(41,366)	(10,615)
Cash at beginning of year	104,550	97,857

Cash at end of period	$63,184	$87,242

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

Derivative Financial Instrument

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. As a result, we have exposure to fluctuations in exchange rates between these currencies and the U.S. dollar. From time to time, we may use derivative instruments to protect our investment in these foreign operations by limiting our exposure to fluctuations in exchange rates.

During the second quarter of 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in the third quarter of 2013. This transaction has been designated and qualifies as a hedge of our net investment in a Euro-functional currency subsidiary. Changes in the fair value of the forward contract, net of the related deferred tax effect, are recognized in our foreign currency translation adjustment, which is a component of accumulated other comprehensive income. This amount will offset changes in the value of the net investment being hedged, as the cumulative translation adjustment related to the foreign subsidiary, representing the effect of translating the subsidiary’s assets and liabilities from Euros to U.S. dollars, is also reported in our foreign currency translation adjustment.

The fair value of the forward contract was a $0.9 million liability at June 30, 2012. This amount is reported in accounts payable and accrued liabilities on our consolidated balance sheet. At inception of the hedge and quarterly thereafter, we assess whether the hedge transaction is effective. Any ineffectiveness would be recognized in earnings immediately as other operating expense. There was no ineffectiveness on the forward contract for the second quarter of 2012.

We enter into derivative transactions only with highly-rated financial institutions. At inception of the hedge and quarterly thereafter, we monitor counterparty exposures and any credit risk associated with the counterparty. We consider the risk of counterparty default to be minimal.

Goodwill

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying value. We conducted our annual goodwill impairment test as of June 30, 2012, which is consistent with the timeframe for our annual assessment in prior years. For this assessment, we applied a new accounting standard that was effective for us in 2012. That guidance permits us to assess qualitative factors to determine whether it is more likely than not that the fair value of each of our reporting units is less than its carrying amount. Based on our assessment, we determined that it was more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2012.

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

	December 31, 2011

	As originally reported	Change	As adjusted
Deferred policy acquisition costs	$217,608	$(27,975)	$189,633
Accounts payable and accrued liabilities (deferred income taxes)	675,174	(9,943)	665,231
Retained earnings	2,447,850	(18,032)	2,429,818

	Six months ended June 30, 2011			Three months ended June 30, 2011

	As originally reported	Change	As adjusted	As originally reported	Change	As adjusted
Policy acquisition costs, net	$167,861	$(32,177)	$135,684	$84,483	$(18,642)	$65,841
Other operating expense	128,060	32,177	160,237	63,748	18,642	82,390

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(2) Investments

On March 31, 2012, we reclassified our entire portfolio of fixed maturity securities classified as held to maturity, which consisted of corporate, U.S. government and foreign government securities, to fixed maturity securities classified as available for sale. Financial markets recently have been disrupted by several events, including the European debt crisis and the August 2011 downgrade of U.S. government debt by Standard & Poor’s Corporation. Due to these market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the date of transfer, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The securities’ net unrealized appreciation, net of tax, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million as of March 31, 2012.

During the second quarter of 2012, we began investing in equity securities, which we classified as available for sale and report at fair value.

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2012

Fixed maturity securities – available for sale
U.S. government and government agency securities	$220,995	$7,991	$(15)	$228,971
Fixed maturity securities of states, municipalities and political subdivisions	982,569	91,307	(8)	1,073,868
Special purpose revenue bonds of states, municipalities and political subdivisions	1,858,848	148,858	(158)	2,007,548
Corporate securities	1,088,342	46,363	(5,048)	1,129,657
Residential mortgage-backed securities	854,262	50,485	(1,915)	902,832
Commercial mortgage-backed securities	382,595	34,109	(4)	416,700
Asset-backed securities	45,954	237	(9)	46,182
Foreign government securities	279,325	13,109	(326)	292,108

Total fixed maturity securities – available for sale	$5,712,890	$392,459	$(7,483)	$6,097,866

Equity securities – available for sale	$92,580	$2,957	$(1,877)	$93,660

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2011

U.S. government and government agency securities	$285,166	$10,523	$(10)	$295,679
Fixed maturity securities of states, municipalities and political subdivisions	999,940	85,528	(127)	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,741,297	122,746	(155)	1,863,888
Corporate securities	817,886	35,221	(6,774)	846,333
Residential mortgage-backed securities	1,036,436	65,771	(2,121)	1,100,086
Commercial mortgage-backed securities	244,535	15,162	(3,573)	256,124
Asset-backed securities	34,655	147	(56)	34,746
Foreign government securities	225,517	11,203	(83)	236,637

Total fixed maturity securities – available for sale	$5,385,432	$346,301	$(12,899)	$5,718,834

U.S. government securities	$6,998	$69	$-	$7,067
Corporate securities	110,284	1,814	(455)	111,643
Foreign government securities	43,820	746	(140)	44,426

Total fixed maturity securities – held to maturity	$161,102	$2,629	$(595)	$163,136

Substantially all of our fixed maturity securities are investment grade and only one security was non-income producing in 2012. The following table displays the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2012

Fixed maturity securities
U.S. government and government agency securities	$34,791	$(15)	$-	$-	$34,791	$(15)
Fixed maturity securities of states, municipalities and political subdivisions	2,177	(8)	-	-	2,177	(8)
Special purpose revenue bonds of states, municipalities and political subdivisions	36,514	(143)	1,288	(15)	37,802	(158)
Corporate securities	235,506	(5,048)	-	-	235,506	(5,048)
Residential mortgage-backed securities	18,221	(503)	7,747	(1,412)	25,968	(1,915)
Commercial mortgage-backed securities	10,844	(4)	-	-	10,844	(4)
Asset-backed securities	10,263	(9)	-	-	10,263	(9)
Foreign government securities	43,739	(326)	-	-	43,739	(326)
Equity securities	32,880	(1,877)	-	-	32,880	(1,877)

Total	$424,935	$(7,933)	$9,035	$(1,427)	$433,970	$(9,360)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2011

U.S. government and government agency securities	$13,984	$(10)	$-	$-	$13,984	$(10)
Fixed maturity securities of states, municipalities and political subdivisions	10,256	(107)	899	(20)	11,155	(127)
Special purpose revenue bonds of states, municipalities and political subdivisions	21,856	(67)	6,796	(88)	28,652	(155)
Corporate securities	154,856	(6,391)	18,005	(383)	172,861	(6,774)
Residential mortgage-backed securities	32,430	(1,364)	7,582	(757)	40,012	(2,121)
Commercial mortgage-backed securities	39,075	(3,573)	-	-	39,075	(3,573)
Asset-backed securities	19,648	(56)	-	-	19,648	(56)
Foreign government securities	4,198	(83)	-	-	4,198	(83)

Total	$296,303	$(11,651)	$33,282	$(1,248)	$329,585	$(12,899)

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

Our other-than-temporary impairment losses were as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Total other-than-temporary impairment loss	$(2,260)	$(4,677)	$(2,260)	$(1,548)
Portion recognized in other comprehensive income	1,863	1,198	1,863	1,198

Net other-than-temporary impairment loss recognized in earnings	$(397)	$(3,479)	$(397)	$(350)

We have recognized credit losses on certain impaired fixed maturity securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses was as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$5,047	$4,273	$5,047	$6,685
Credit losses recognized in earnings
Securities previously impaired	268	1,597	268	350
Securities not previously impaired	129	1,882	129	-
Securities sold	-	(3,905)	-	(3,188)

Balance at June 30	$5,444	$3,847	$5,444	$3,847

We had $1.2 million after-tax other-than-temporary impairment losses, related to mortgage-backed securities, included in accumulated other comprehensive income within shareholders’ equity at June 30, 2012. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

We do not consider the $9.4 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at June 30, 2012 to be other-than-temporary impairments because: 1) as of June 30, 2012, we have received substantially all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell these securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The amortized cost and fair value of our fixed maturity securities at June 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.4 years at June 30, 2012.

	Cost or amortized cost	Fair value
Due in 1 year or less	$370,576	$374,881
Due after 1 year through 5 years	1,049,481	1,097,141
Due after 5 years through 10 years	1,244,147	1,352,001
Due after 10 years through 15 years	831,135	906,673
Due after 15 years	934,740	1,001,456

Securities with contractual maturities	4,430,079	4,732,152
Mortgage-backed and asset-backed securities	1,282,811	1,365,714

Total fixed maturity securities	$5,712,890	$6,097,866

The sources of net investment income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Fixed maturity securities
Taxable	$58,218	$54,219	$27,103	$27,124
Exempt from U.S. income taxes	52,872	49,826	26,260	24,915

Total fixed maturity securities	111,090	104,045	53,363	52,039
Equity securities	993	-	993	-
Short-term investments	102	321	40	165
Other investment income	868	2,030	401	1,388

Total investment income	113,053	106,396	54,797	53,592
Investment expense	(2,753)	(2,379)	(1,507)	(1,170)

Net investment income	$110,300	$104,017	$53,290	$52,422

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, included the following:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Gains	$8,127	$4,319	$7,913	$4,099
Losses	(1,080)	(3,824)	(1,037)	(3,045)

Net realized investment gain (loss)	$7,047	$495	$6,876	$1,054

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds, corporate debt securities, bank loans, and mortgage-backed and asset-backed securities. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments, and a forward contract, which we designate as a hedge of our net investment in a Euro-functional currency foreign subsidiary. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of June 30, 2012 or December 31, 2011.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices, but the market is inactive. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed maturity securities and an insurance contract that we account for as a derivative and classify in other assets. We determine fair value of our Level 3 securities based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheet.

	Level 1	Level 2	Level 3	Total

June 30, 2012

Fixed maturity securities – available for sale
U.S. government and government agency securities	$188,757	$40,214	$-	$228,971
Fixed maturity securities of states, municipalities and political subdivisions	-	1,073,868	-	1,073,868
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,007,548	-	2,007,548
Corporate securities	-	1,129,498	159	1,129,657
Residential mortgage-backed securities	-	902,832	-	902,832
Commercial mortgage-backed securities	-	416,700	-	416,700
Asset-backed securities	-	46,182	-	46,182
Foreign government securities	-	292,108	-	292,108

Total fixed maturity securities – available for sale	188,757	5,908,950	159	6,097,866
Equity securities – available for sale	93,660	-	-	93,660
Short-term investments*	129,828	87,259	-	217,087
Other investments	37,720	-	-	37,720
Other assets	-	-	1,847	1,847

Total assets measured at fair value	$449,965	$5,996,209	$2,006	$6,448,180

Notes payable*	$-	$635,479	$-	$635,479
Accounts payable and accrued liabilities – forward contract	-	926	-	926

Total liabilities measured at fair value	$-	$636,405	$-	$636,405

*Carried at cost or amortized cost on our consolidated balance sheet.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total

December 31, 2011

Fixed maturity securities – available for sale
U.S. government and government agency securities	$201,582	$94,097	$-	$295,679
Fixed maturity securities of states, municipalities and political subdivisions	-	1,085,341	-	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,863,888	-	1,863,888
Corporate securities	-	846,178	155	846,333
Residential mortgage-backed securities	-	1,100,086	-	1,100,086
Commercial mortgage-backed securities	-	256,124	-	256,124
Asset-backed securities	-	33,731	1,015	34,746
Foreign government securities	-	236,637	-	236,637

Total fixed maturity securities – available for sale	201,582	5,516,082	1,170	5,718,834
Fixed maturity securities – held to maturity*	-	163,136	-	163,136
Short-term investments*	67,288	66,629	-	133,917
Other investments	35,720	-	-	35,720
Other assets	-	-	1,516	1,516

Total assets measured at fair value	$304,590	$5,745,847	$2,686	$6,053,123

Notes payable*	$-	$505,671	$-	$505,671

*Carried at cost or amortized cost on our consolidated balance sheet.

The following tables present the changes in fair value of our Level 3 financial instruments.

	2012			2011
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$1,170	$1,516	$2,686	$1,438	$857	$2,295
Net gains (losses) – realized	-	-	-	(2)	-	(2)
Net gains (losses) – unrealized	2	215	217	(11)	263	252
Sales	-	-	-	(144)	-	(144)
Transfers out of Level 3	(1,015)	-	(1,015)	-	-	-

Balance at March 31	157	1,731	1,888	1,281	1,120	2,401
Net gains (losses) – realized	(1)	-	(1)	-	-	-
Net gains (losses) – unrealized	3	116	119	18	122	140
Sales	-	-	-	(55)	-	(55)

Balance at June 30	$159	$1,847	$2,006	$1,244	$1,242	$2,486

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

We transferred an investment from Level 3 to Level 2 in the first quarter of 2012 because we were able to determine its fair value using inputs based on observable market data in the period transferred. There were no transfers between Level 1, Level 2 or Level 3 in the second quarter of 2012 or the first six months of 2011.

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

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Direct written premium	$1,222,766	$1,169,442	$677,996	$661,301
Reinsurance assumed	251,476	221,848	113,557	80,781
Reinsurance ceded	(273,750)	(242,533)	(149,465)	(132,209)

Net written premium	$1,200,492	$1,148,757	$642,088	$609,873

Direct earned premium	$1,193,537	$1,153,511	$602,354	$578,703
Reinsurance assumed	168,882	158,494	86,544	79,113
Reinsurance ceded	(249,947)	(279,274)	(123,567)	(133,565)

Net earned premium	$1,112,472	$1,032,731	$565,331	$524,251

Direct loss and loss adjustment expense	$727,921	$786,652	$362,529	$343,898
Reinsurance assumed	61,035	142,205	24,326	68,298
Reinsurance ceded	(123,203)	(246,989)	(50,030)	(77,914)

Net loss and loss adjustment expense	$665,753	$681,868	$336,825	$334,282

Policy acquisition costs	$198,156	$191,670	$102,421	$93,847
Ceding commissions	(54,222)	(55,986)	(27,931)	(28,006)

Net policy acquisition costs	$143,934	$135,684	$74,490	$65,841

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	June 30,	December 31,
	2012	2011
Reinsurance recoverable on paid losses	$51,795	$83,109
Reinsurance recoverable on outstanding losses	518,288	477,760
Reinsurance recoverable on incurred but not reported losses	488,416	497,074
Reserve for uncollectible reinsurance	(1,500)	(1,875)

Total reinsurance recoverables	$1,056,999	$1,056,068

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
	2012	2011
Payables to reinsurers	$229,525	$195,806
Letters of credit	104,097	120,589
Cash	105,586	83,731

Total credits	$439,208	$400,126

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2012	2011
Loss and loss adjustment expense payable	$3,755,699	$3,658,317
Reinsurance recoverable on outstanding losses	(518,288)	(477,760)
Reinsurance recoverable on incurred but not reported losses	(488,416)	(497,074)

Net reserves	$2,748,995	$2,683,483

Unearned premium	$1,147,121	$1,031,034
Ceded unearned premium	(255,078)	(222,300)

Net unearned premium	$892,043	$808,734

Deferred policy acquisition costs	$204,387	$189,633
Deferred ceding commissions	(71,767)	(62,364)

Net deferred policy acquisition costs	$132,620	$127,269

(5) Notes Payable

Notes payable were as follows:

	June 30,	December 31,
	2012	2011
6.30% Senior Notes	$298,867	$298,790
$600.0 million Revolving Loan Facility	292,000	180,000

Total notes payable	$590,867	$478,790

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

We have a $90.0 million Standby Letter of Credit Facility that is used to guarantee our performance in our Lloyd’s of London Syndicate 4141. There have been no changes to the terms and conditions related to our Senior Notes, the $600.0 million Revolving Loan Facility (the Facility) or the Standby Letter of Credit Facility from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

The weighted-average interest rate on borrowings under the Facility at June 30, 2012 was 1.62%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $298.1 million at June 30, 2012.

We were in compliance with debt covenants related to our Senior Notes, the Facility and the Standby Letter of Credit Facility at June 30, 2012.

(6) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net earnings	$176,077	$116,468	$93,493	$69,478
Less: net earnings attributable to unvested restricted stock	(3,238)	(1,601)	(1,775)	(1,003)

Net earnings available to common stock	$172,839	$114,867	$91,718	$68,475

Weighted-average common shares outstanding	100,802	112,569	99,563	111,389
Dilutive effect of outstanding options (determined using treasury stock method)	181	375	288	368

Weighted-average common shares and potential common shares outstanding	100,983	112,944	99,851	111,757

Anti-dilutive stock options not included in treasury stock method computation	1,990	917	642	424

(7) Stock-Based Compensation

In 2012, we granted the following shares of common stock, restricted stock awards, restricted stock units and stock options for the purchase of shares of our common stock. For all grants except stock options, we measure fair value based on the closing stock price of our common stock on the grant date. For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock awards, restricted stock units and stock options is being expensed over the vesting period.

		Weighted-average
	Number of shares	grant date fair value	Aggregate fair value	Vesting period
Common stock	29	$31.49	$920	None
Restricted stock awards	218	30.69	6,689	2-4 years
Restricted stock units	13	30.60	403	4 years
Stock options	158	7.95	1,253	1-5 years

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Segments

We report HCC’s results in six operating segments. Our insurance segments consist of the following:

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

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Six months ended June 30, 2012

Net earned premium	$177,852	$200,905	$436,397	$100,844	$196,472	$-	$2	$1,112,472
Other revenue	6,885	267	2,496	415	2,135	116,950	191	129,339

Segment revenue	184,737	201,172	438,893	101,259	198,607	116,950	193	1,241,811

Loss and LAE	100,927	134,323	324,717	26,723	79,623	-	(560)	665,753
Other expense	59,767	36,207	63,482	55,523	68,765	-	41,035	324,779

Segment expense	160,694	170,530	388,199	82,246	148,388	-	40,475	990,532

Segment pretax earnings (loss)	$24,043	$30,642	$50,694	$19,013	$50,219	$116,950	$(40,282)	$251,279

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated

Six months ended June 30, 2011
Net earned premium	$159,175	$203,174	$400,657	$101,403	$168,164	$-	$158	$1,032,731
Other revenue	9,666	249	2,194	701	1,902	101,033	84	115,829

Segment revenue	168,841	203,423	402,851	102,104	170,066	101,033	242	1,148,560

Loss and LAE	92,428	138,015	291,605	29,687	130,393	-	(260)	681,868
Other expense	55,575	34,032	61,995	55,252	64,020	-	36,034	306,908

Segment expense	148,003	172,047	353,600	84,939	194,413	-	35,774	988,776

Segment pretax earnings (loss)	$20,838	$31,376	$49,251	$17,165	$(24,347)	$101,033	$(35,532)	$159,784

Three months ended June 30, 2012
Net earned premium	$88,834	$99,467	$218,730	$53,115	$105,188	$-	$(3)	$565,331
Other revenue	4,522	134	1,158	200	941	59,769	233	66,957

Segment revenue	93,356	99,601	219,888	53,315	106,129	59,769	230	632,288

Loss and LAE	51,666	65,168	163,004	15,690	41,856	-	(559)	336,825
Other expense	30,045	18,676	32,164	27,403	36,612	-	16,244	161,144

Segment expense	81,711	83,844	195,168	43,093	78,468	-	15,685	497,969

Segment pretax earnings (loss)	$11,645	$15,757	$24,720	$10,222	$27,661	$59,769	$(15,455)	$134,319

Three months ended June 30, 2011
Net earned premium	$78,921	$102,424	$202,117	$50,039	$90,717	$-	$33	$524,251
Other revenue	4,787	48	1,178	455	894	53,126	113	60,601

Segment revenue	83,708	102,472	203,295	50,494	91,611	53,126	146	584,852

Loss and LAE	44,944	71,752	146,747	14,648	56,221	-	(30)	334,282
Other expense	27,169	16,928	31,577	26,997	32,355	-	18,639	153,665

Segment expense	72,113	88,680	178,324	41,645	88,576	-	18,609	487,947

Segment pretax earnings (loss)	$11,595	$13,792	$24,971	$8,849	$3,035	$53,126	$(18,463)	$96,905

Catastrophe losses reduced the International segment’s pretax earnings by $8.3 million and $72.3 million in the first six months of 2012 and 2011, respectively, and $4.7 million and $22.8 million in the second quarter of 2012 and 2011, respectively.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(9) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophe losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. Following a catastrophic loss, we often incur additional costs for reinstatement premium to continue our reinsurance coverage for future loss events. Our pretax catastrophe losses were $14.8 million gross and $12.3 million net (after reinsurance and reinstatement premium) in the first six months of 2012 and $120.3 million gross and $73.3 million net in the same period of 2011.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At June 30, 2012, we have an accrued liability of $11.2 million, as well as $6.2 million in escrow and $3.2 million of letters of credit, to cover our obligations or anticipated payments under these indemnifications.

(10) Supplemental Information

Supplemental cash flow information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Income taxes paid	$39,448	$57,607	$33,664	$38,501
Interest paid	12,000	12,152	10,929	9,866
Proceeds from sales of available for sale fixed maturity securities	218,572	246,331	153,469	197,399
Proceeds from sales of equity securities	1,739	-	1,739	-
Dividends declared but not paid at end of period	15,618	15,992

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes as of June 30, 2012 and December 31, 2011.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $30.81 on July 27, 2012, resulting in market capitalization of $3.1 billion.

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

Key facts about our consolidated group as of and for the six months and quarter ended June 30, 2012 were as follows:

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $33.19.

•	We generated year-to-date net earnings of $176.1 million, or $1.71 per diluted share. Our second quarter earnings were $93.5 million, or $0.92 per diluted share.

•

We produced total revenue of $1.2 billion and $632.3 million in the first six months and second quarter, respectively. In the first six months, 90% related to net earned premium and 9% related to net investment income.

•

In the first six months, we recognized $12.3 million of net catastrophe losses — $4.0 million in our U.S. Property & Casualty segment from storms in the United States and $8.3 million in our International segment from other small catastrophes. The second quarter included net catastrophe losses of $4.7 million.

•	Our year-to-date net loss ratio was 59.8% and our combined ratio was 85.0%.

•	Our debt to capital ratio was 15.0%.

•	We purchased $126.4 million, or 4.1 million shares, of our common stock at an average cost of $30.88 per share in the first six months of 2012.

•	We declared dividends of $0.31 per share and paid $32.0 million of dividends in the first six months of 2012.

Comparisons in the following sections refer to the first six months of 2012 compared to the same period of 2011, unless otherwise noted. Certain 2011 amounts have been adjusted to reflect our adoption of a new accounting standard as of January 1, 2012. See Note 1, “General Information — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements for a description of this guidance and the impact of our retrospective adoption on prior year results. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Our results and key metrics for the six months and quarter ended June 30, 2012 and 2011 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earnings	$176,077	$116,468	$93,493	$69,478

Earnings per diluted share	$1.71	$1.02	$0.92	$0.61

Net loss ratio	59.8%	66.0%	59.6%	63.8%
Expense ratio	25.2	25.9	25.3	25.4

Combined ratio	85.0%	91.9%	84.9%	89.2%

In 2012, we recognized catastrophe losses from United States storms, primarily in our public risk line of business within our U.S. Property and Casualty segment and from other small catastrophes in our property treaty line of business within our International segment. In 2011, we recognized losses from catastrophic events in Japan, New Zealand, Australia, the United States and Denmark. We reinsure a portion of our exposure to catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2012 and 2011:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Gross losses	$14,795	$120,259	$7,735	$15,059
Net losses, after reinsurance and reinstatement premium	$12,257	$73,328	$4,653	$21,863
Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.08)	$(0.42)	$(0.03)	$(0.13)
Net loss ratio (percentage points)	1.1%	6.6%	0.9%	3.9%
Combined ratio (percentage points)	1.1%	6.9%	0.8%	4.1%

Revenue

Total revenue increased $93.3 million in the first six months of 2012, compared to the same period in 2011, primarily due to higher net earned premium.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
U.S. Property & Casualty	$318,613	$265,511	$165,466	$135,961
Professional Liability	245,750	262,272	144,505	161,152
Accident & Health	434,264	397,823	218,141	201,523
U.S. Surety & Credit	110,702	113,953	56,209	60,182
International	364,911	351,581	207,235	183,233
Exited Lines	2	150	(3)	31

Total gross written premium	$1,474,242	$1,391,290	$791,553	$742,082

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
U.S. Property & Casualty	$197,894	$180,436	$105,566	$93,714
Professional Liability	171,137	190,648	100,224	116,857
Accident & Health	433,740	397,500	217,856	201,395
U.S. Surety & Credit	96,096	105,101	51,392	55,394
International	301,623	274,922	167,053	142,482
Exited Lines	2	150	(3)	31

Total net written premium	$1,200,492	$1,148,757	$642,088	$609,873

U.S. Property & Casualty	$177,852	$159,175	$88,834	$78,921
Professional Liability	200,905	203,174	99,467	102,424
Accident & Health	436,397	400,657	218,730	202,117
U.S. Surety & Credit	100,844	101,403	53,115	50,039
International	196,472	168,164	105,188	90,717
Exited Lines	2	158	(3)	33

Total net earned premium	$1,112,472	$1,032,731	$565,331	$524,251

Growth in premium occurred in the U.S. Property & Casualty segment from our new business lines added in 2011 and increased aviation, public risk, contingency, residual value and title reinsurance premium; the Accident & Health segment from higher writings of our medical stop-loss product; and the International segment from new business and pricing increases in our energy line of business. In 2011, we recorded $11.6 million ($12.7 million ceded, net of $1.1 million assumed) of catastrophe-related reinstatement premium, which reduced the International segment’s 2011 net written and net earned premium. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.

Net investment income, which is included in our Investing segment, increased 6% year-over-year primarily due to higher income from fixed maturity securities, generated from an increased amount of investments. Our fixed maturity portfolio increased 9% from $5.6 billion at June 30, 2011 to $6.1 billion at June 30, 2012. In addition, we invested $92.6 million in an equities portfolio in the second quarter of 2012. The growth in investments resulted primarily from cash flow from operations and a $192.7 million increase in the net unrealized gain on available for sale securities since June 30, 2011.

The following table details the components of our other operating income. The fee and commission income relates to third party agency and broker commissions.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Fee and commission income	$10,542	$13,221	$6,139	$6,612
Financial instruments	330	385	115	122
Other	1,517	1,190	934	741

Other operating income	$12,389	$14,796	$7,188	$7,475

Loss and Loss Adjustment Expense

The tables below detail, by segment, our net loss and loss adjustment expense and our net loss ratios.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
U.S. Property & Casualty	$100,927	$92,428	$51,666	$44,944
Professional Liability	134,323	138,015	65,168	71,752
Accident & Health	324,717	291,605	163,004	146,747
U.S. Surety & Credit	26,723	29,687	15,690	14,648
International	79,623	130,393	41,856	56,221
Exited Lines	(560)	(260)	(559)	(30)

Net loss and loss adjustment expense	$665,753	$681,868	$336,825	$334,282

U.S. Property & Casualty	56.7%	58.1%	58.2%	56.9%
Professional Liability	66.9	67.9	65.5	70.1
Accident & Health	74.4	72.8	74.5	72.6
U.S. Surety & Credit	26.5	29.3	29.5	29.3
International	40.5	77.5	39.8	62.0

Consolidated net loss ratio	59.8%	66.0%	59.6%	63.8%

Consolidated accident year net loss ratio	59.8%	63.9%	59.6%	61.2%

Loss development represents an increase or decrease in estimates of ultimate losses related to prior accident years. Deficiencies and redundancies in ultimate loss estimates occur as we review our loss exposure with our actuaries, increasing or reducing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposures change. The excess of total recorded net reserves over the actuarial point estimate approximated 4.3% of our recorded net reserves at June 30, 2012, compared to 4.2% at December 31, 2011. We recognized no development in the first six months of 2012, compared to adverse development of $22.3 million in the first six months of 2011 (of which $13.3 million was recognized in the second quarter), primarily in our Professional Liability segment. Our consolidated accident year net loss ratio was lower in 2012, compared to 2011, primarily due to higher catastrophe losses in 2011. See the “Segment Operations” section below for additional discussion of the changes in our net loss and loss adjustment expense and net loss ratios for each segment.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,683,483	$2,537,772	$2,699,717	$2,611,096
Net reserve additions from acquired businesses	14,705	645	-	-
Foreign currency adjustment	(4,456)	27,986	(21,579)	5,770
Net loss and loss adjustment expense	665,753	681,868	336,825	334,282
Net loss and loss adjustment expense payments	(610,490)	(635,326)	(265,968)	(338,203)

Net reserves for loss and loss adjustment expense payable at end of period	$2,748,995	$2,612,945	$2,748,995	$2,612,945

Net paid loss ratio	54.9%	61.5%	47.0%	64.5%

Our net paid loss ratio decreased in 2012 due to substantially lower claims payments in our Professional Liability segment and our energy line of business in the second quarter of 2012, compared to the same period in 2011. We paid $27.5 million in the first quarter of 2012 and $26.7 million in the second quarter of 2011 to commute large contracts included in our Exited Lines. These commutations had no material effect on net earnings but increased our net paid loss ratios by 2.5 percentage points for the first six months of 2012, and 2.6 percentage points and 5.1 percentage points for the first six months and second quarter of 2011, respectively. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.

Policy Acquisition Costs

Our policy acquisition cost percentage was 12.9% and 13.1% for the first six months of 2012 and 2011, respectively, and 13.2% and 12.6% for the second quarter of 2012 and 2011, respectively. The lower year-to-date percentage primarily relates to a change in the mix of business. The 2011 policy acquisition cost percentage was increased 0.1 percentage points due to $11.6 million of reinstatement premium (recorded as a reduction of net earned premium).

Other Operating Expense

For the first six months of 2012, 62% of our other operating expense related to compensation and benefits for our 1,866 employees. Other operating expense increased 5% year-over-year, primarily due to increased bonus expense related to higher net earnings in 2012. Other operating expense decreased 2% quarter-over-quarter, primarily due to higher foreign currency benefit in 2012. We recognized foreign currency benefit of $1.4 million and $4.2 million in the first six months and second quarter of 2012, respectively, directly related to the fluctuations in the British pound sterling. The foreign currency benefit was $2.0 million and $0.8 million in the first six months and second quarter of 2011, respectively. Other operating expense included stock-based compensation expense of $6.4 million in 2012 and $7.8 million in 2011. At June 30, 2012, there was approximately $26.7 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.8 years.

Interest Expense

Interest expense on debt and short-term borrowings was $13.1 million and $11.0 million in the first six months of 2012 and 2011, respectively, and $6.2 million and $5.4 million in the second quarter of 2012 and 2011, respectively. Our interest expense increased in 2012 due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility, primarily to fund purchases of our common stock. Our interest expense for 2012 and 2011 included $9.7 million for our Senior Notes.

Income Tax Expense

Our effective income tax rate was 29.9% for the first six months of 2012, compared to 27.1% for the same period of 2011. The higher effective rate in 2012 is due to the relationship of pretax income and tax-exempt investment income in the two periods. Our pretax income was substantially lower in the first six months of 2011 due to $73.3 million of net catastrophe losses, whereas our tax-exempt investment income was essentially flat during the 2012 and 2011 six-month periods.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. The insurance segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual policy losses and multiple policy losses from catastrophe occurrences. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our five insurance segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earned premium	$177,852	$159,175	$88,834	$78,921
Other revenue	6,885	9,666	4,522	4,787

Segment revenue	184,737	168,841	93,356	83,708

Loss and loss adjustment expense, net	100,927	92,428	51,666	44,944
Other expense	59,767	55,575	30,045	27,169

Segment expense	160,694	148,003	81,711	72,113

Segment pretax earnings	$24,043	$20,838	$11,645	$11,595

Net loss ratio	56.7%	58.1%	58.2%	56.9%
Expense ratio	32.4	32.9	32.2	32.5

Combined ratio	89.1%	91.0%	90.4%	89.4%

Aviation	$58,220	$54,600	$29,397	$27,318
E&O	31,979	38,357	15,602	18,800
Public Risk	31,792	23,179	16,574	11,927
Other	55,861	43,039	27,261	20,876

Total net earned premium	$177,852	$159,175	$88,834	$78,921

Aviation	55.8%	63.7%	64.5%	68.9%
E&O	60.8	57.3	60.6	55.0
Public Risk	77.8	66.9	63.9	60.5
Other	43.4	46.8	46.4	41.0

Total net loss ratio	56.7%	58.1%	58.2%	56.9%

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Aviation	$82,870	$79,056	$45,780	$37,608
E&O	31,493	36,998	14,602	17,305
Public Risk	43,245	34,298	23,461	16,845
Other	161,005	115,159	81,623	64,203

Total gross written premium	$318,613	$265,511	$165,466	$135,961

Aviation	$63,405	$59,085	$35,898	$31,691
E&O	30,235	36,586	13,730	17,020
Public Risk	35,567	26,396	19,973	13,144
Other	68,687	58,369	35,965	31,859

Total net written premium	$197,894	$180,436	$105,566	$93,714

Our U.S. Property & Casualty segment pretax earnings increased 15% year-over-year due to higher net earned premium and a lower net loss ratio. Net earned premium was higher in 2012 due to $6.0 million of additional premium from our new technical property, primary casualty and excess casualty underwriting teams, as well as increases in aviation, public risk, contingency, residual value and title reinsurance premium. These increases more than offset lower premium in our E&O line of business. Our new underwriting teams wrote $28.4 million of gross premium in the first six months of 2012, compared to $4.5 million in the same period of 2011. Segment earnings were impacted by $4.0 million of net catastrophe losses in the first quarter of 2012, primarily in our public risk line of business. The 2011 segment earnings and net loss ratio reflect the impact of $2.5 million of adverse loss development, including $1.0 million in the second quarter of 2011. The segment had no loss development in 2012.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earned premium	$200,905	$203,174	$99,467	$102,424
Other revenue	267	249	134	48

Segment revenue	201,172	203,423	99,601	102,472

Loss and loss adjustment expense, net	134,323	138,015	65,168	71,752
Other expense	36,207	34,032	18,676	16,928

Segment expense	170,530	172,047	83,844	88,680

Segment pretax earnings	$30,642	$31,376	$15,757	$13,792

Net loss ratio	66.9%	67.9%	65.5%	70.1%
Expense ratio	18.0	16.7	18.8	16.5

Combined ratio	84.9%	84.6%	84.3%	86.6%

U.S. D&O	$170,667	$180,254	$84,413	$90,279
International D&O	30,238	22,920	15,054	12,145

Total net earned premium	$200,905	$203,174	$99,467	$102,424

U.S. D&O	69.7%	69.3%	68.3%	72.2%
International D&O	51.0	57.2	50.1	54.3

Total net loss ratio	66.9%	67.9%	65.5%	70.1%

U.S. D&O	$186,184	$200,661	$111,188	$123,470
International D&O	59,566	61,611	33,317	37,682

Total gross written premium	$245,750	$262,272	$144,505	$161,152

U.S. D&O	$136,826	$153,692	$81,121	$94,081
International D&O	34,311	36,956	19,103	22,776

Total net written premium	$171,137	$190,648	$100,224	$116,857

Our Professional Liability segment pretax earnings decreased 2% year-to-date due to lower net earned premium in 2012 and increased 14% quarter-over-quarter due to adverse development in 2011. Premium was lower in 2012 primarily due to reunderwriting our diversified financial products (DFP) product, which is included in U.S. D&O. In addition, we obtained more reinsurance in 2012. In 2011, the segment had adverse loss development related to DFP of $17.0 million (representing 6.0 percentage points of the net loss ratio) in the first six months, and $10.8 million (11.9 percentage points) in the second quarter. The segment had no adverse loss development in 2012. We increased DFP’s ultimate loss ratio on underwriting year 2011 in the third quarter of 2011 and continued to use that same ultimate loss ratio in 2012 for DFP’s underwriting year 2011 premium that earned in 2012.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earned premium	$436,397	$400,657	$218,730	$202,117
Other revenue	2,496	2,194	1,158	1,178

Segment revenue	438,893	402,851	219,888	203,295

Loss and loss adjustment expense, net	324,717	291,605	163,004	146,747
Other expense	63,482	61,995	32,164	31,577

Segment expense	388,199	353,600	195,168	178,324

Segment pretax earnings	$50,694	$49,251	$24,720	$24,971

Net loss ratio	74.4%	72.8%	74.5%	72.6%
Expense ratio	14.5	15.4	14.6	15.5

Combined ratio	88.9%	88.2%	89.1%	88.1%

Medical Stop-loss	$387,673	$351,056	$194,586	$176,147
Other	48,724	49,601	24,144	25,970

Total net earned premium	$436,397	$400,657	$218,730	$202,117

Medical Stop-loss	75.5%	74.0%	75.7%	74.1%
Other	65.9	64.2	65.3	62.2

Total net loss ratio	74.4%	72.8%	74.5%	72.6%

Medical Stop-loss	$387,974	$351,154	$194,741	$176,197
Other	46,290	46,669	23,400	25,326

Total gross written premium	$434,264	$397,823	$218,141	$201,523

Medical Stop-loss	$387,673	$351,056	$194,586	$176,147
Other	46,067	46,444	23,270	25,248

Total net written premium	$433,740	$397,500	$217,856	$201,395

The Accident & Health segment pretax earnings increased 3% in the first six months of 2012, compared to 2011. This increase was directly related to higher net earned premium in our medical stop-loss product line due to writing new business and rate increases, which were in line with medical loss cost trends, on renewal business.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earned premium	$100,844	$101,403	$53,115	$50,039
Other revenue	415	701	200	455

Segment revenue	101,259	102,104	53,315	50,494

Loss and loss adjustment expense, net	26,723	29,687	15,690	14,648
Other expense	55,523	55,252	27,403	26,997

Segment expense	82,246	84,939	43,093	41,645

Segment pretax earnings	$19,013	$17,165	$10,222	$8,849

Net loss ratio	26.5%	29.3%	29.5%	29.3%
Expense ratio	54.8	54.1	51.4	53.5

Combined ratio	81.3%	83.4%	80.9%	82.8%

Surety	$79,608	$80,809	$39,688	$40,148
Credit	21,236	20,594	13,427	9,891

Total net earned premium	$100,844	$101,403	$53,115	$50,039

Surety	24.8%	25.3%	24.8%	25.2%
Credit	33.0	44.9	43.7	45.8

Total net loss ratio	26.5%	29.3%	29.5%	29.3%

Surety	$80,762	$86,962	$40,836	$45,257
Credit	29,940	26,991	15,373	14,925

Total gross written premium	$110,702	$113,953	$56,209	$60,182

Surety	$73,385	$82,743	$37,251	$42,985
Credit	22,711	22,358	14,141	12,409

Total net written premium	$96,096	$105,101	$51,392	$55,394

Our U.S. Surety & Credit segment pretax earnings increased 11% year-over-year and 16% quarter-over-quarter. Gross and net written premium in our surety line of business decreased in 2012 due to lower production of commercial bonds. New quota share reinsurance on certain products also reduced the 2012 net written premium. In the first quarter of 2012, we had a large loss in our credit line of business, which had significant reinsurance recoveries. Our losses net of these reinsurance recoveries were limited, resulting in a lower 2012 year-to-date loss ratio. The benefit related to the lower loss ratio was partially offset by a reduction of net written premium and net earned premium due to $4.3 million of reinstatement premium related to this large loss.

International Segment

The following tables summarize the operations of the International segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011

Net earned premium	$196,472	$168,164	$105,188	$90,717
Other revenue	2,135	1,902	941	894

Segment revenue	198,607	170,066	106,129	91,611

Loss and loss adjustment expense, net	79,623	130,393	41,856	56,221
Other expense	68,765	64,020	36,612	32,355

Segment expense	148,388	194,413	78,468	88,576

Segment pretax income (loss)	$50,219	$(24,347)	$27,661	$3,035

Net loss ratio	40.5%	77.5%	39.8%	62.0%
Expense ratio	34.6	37.6	34.5	35.3

Combined ratio	75.1%	115.1%	74.3%	97.3%

Energy	$40,889	$28,683	$25,795	$16,634
Property Treaty	49,007	37,965	26,918	21,961
Liability	39,131	39,898	19,649	19,966
Surety & Credit	34,945	36,057	17,184	18,683
Other	32,500	25,561	15,642	13,473

Total net earned premium	$196,472	$168,164	$105,188	$90,717

Energy	41.6%	59.8%	44.2%	44.5%
Property Treaty	17.7	103.4	21.7	86.5
Liability	49.5	51.2	47.9	50.6
Surety & Credit	58.2	41.2	48.2	42.0
Other	43.7	151.3	44.2	88.2

Total net loss ratios	40.5%	77.5%	39.8%	62.0%

Energy	$110,714	$96,381	$90,119	$80,078
Property Treaty	113,855	104,115	44,517	32,296
Liability	40,242	48,071	20,982	23,953
Surety & Credit	43,451	47,189	22,493	20,516
Other	56,649	55,825	29,124	26,390

Total gross written premium	$364,911	$351,581	$207,235	$183,233

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Energy	$81,013	$62,897	$68,189	$57,845
Property Treaty	99,819	86,126	37,517	24,966
Liability	37,316	44,433	19,424	22,073
Surety & Credit	39,813	43,466	20,786	18,708
Other	43,662	38,000	21,137	18,890

Total net written premium	$301,623	$274,922	$167,053	$142,482

Our International segment pretax earnings were impacted in both years by net catastrophe losses, which were substantially higher in 2011. The 2012 losses related to small catastrophes in our property treaty business. In 2011, we experienced losses from catastrophes in Japan, New Zealand, Australia, the United States and Denmark. The 2011 catastrophic events impacted our energy and property treaty lines of business, as well as our property (direct and facultative) and accident and health lines of business (both included in Other). We reinsured a portion of our exposure to these catastrophic events and incurred net reinstatement premium for continued reinsurance coverage, which reduced 2011 net written and net earned premium. The following table summarizes the segment’s catastrophe losses, as well as the impact on key metrics:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Loss and loss adjustment expense, after reinsurance	$8,668	$60,672	$5,835	$18,300
Reinstatement premium, net	(411)	11,608	(1,182)	4,515

Total net catastrophe losses	$8,257	$72,280	$4,653	$22,815

Impact of net catastrophe losses (percentage points):
Net loss ratio	4.3%	38.7%	5.2%	22.2%
Expense ratio	(0.1)	2.4	(0.4)	1.6

Combined ratio	4.2%	41.1%	4.8%	23.8%

The segment’s increase in net earned premium primarily related to higher writings in our energy product line, as well as the impact of reinstatement premium in our property treaty and property (direct and facultative) lines. The energy, property treaty and Other net loss ratios reflect the catastrophe losses. The higher expense ratios in 2011 were due to the impact of reinstatement premium on net earned premium.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.1 billion of fixed maturity securities at June 30, 2012. Substantially all of our fixed maturity securities were investment grade and 77% were rated AAA or AA. At June 30, 2012, the portfolio’s average tax equivalent yield was 4.8%, the weighted-average life was 7.8 years, and the weighted-average duration was 4.5 years.

The following tables summarize the investment results of our Investing segment.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Fixed maturity securities	$111,090	$104,045	$53,363	$52,039
Equity securities	993	-	993	-
Short-term investments	102	321	40	165
Other investments	868	2,030	401	1,388
Net realized investment gain	7,047	495	6,876	1,054
Other-than-temporary impairment credit losses	(397)	(3,479)	(397)	(350)
Investment expenses	(2,753)	(2,379)	(1,507)	(1,170)

Segment pretax earnings	$116,950	$101,033	$59,769	$53,126

Fixed maturity securities:
Average yield *	3.9%	3.9%	3.8%	3.9%
Average tax equivalent yield *	4.8%	4.8%	4.6%	4.7%
Weighted-average life	7.8 years	7.2 years
Weighted-average duration	4.5 years	5.3 years
Weighted-average rating	AA	AA+

* Excluding realized and unrealized gains and losses.

In 2012, we began investing in bank loans (classified as Corporate securities), which we expect will generate attractive yields and lower our overall duration without altering the weighted-average duration of the portfolio. We also began investing in publicly-traded equity securities. As of June 30, 2012, we have invested $98.7 million in bank loans and $92.6 million in equity securities.

The weighted-average duration of our fixed maturity securities portfolio dropped between June 30, 2011 and June 30, 2012, primarily due to the impact of lower market interest rates on our municipal and structured securities with prepayment options. The decline in the weighted-average rating of our portfolio, which occurred in the third quarter of 2011, was a direct result of Standard & Poor’s Corporation’s downgrade of the U.S. government debt rating in August 2011.

On March 31, 2012, we reclassified our entire portfolio of fixed maturity securities classified as held to maturity, which consisted of corporate securities, U.S. government and foreign government securities, to fixed maturity securities classified as available for sale. Financial markets have been disrupted recently by several events, including the European debt crisis and the August 2011 downgrade of U.S. government debt by Standard & Poor’s Corporation. Due to these market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the date of transfer, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The transferred securities’ net unrealized appreciation, net of tax, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million as of March 31, 2012.

This table summarizes our investments by type, substantially all of which were reported at fair value, at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$228,971	4%	$302,677	5%
Fixed maturity securities of states, municipalities and political subdivisions	1,073,868	17	1,085,341	18
Special purpose revenue bonds of states, municipalities and political subdivisions	2,007,548	31	1,863,888	31
Corporate securities	1,129,657	17	956,617	16
Residential mortgage-backed securities	902,832	14	1,100,086	18
Commercial mortgage-backed securities	416,700	6	256,124	4
Asset-backed securities	46,182	1	34,746	1
Foreign government securities	292,108	5	280,457	4
Equity securities	93,660	1	-	-
Short-term investments	217,087	3	133,917	2
Other investments	37,720	1	35,897	1

Total investments	$6,446,333	100%	$6,049,750	100%

Our total investments increased $396.6 million in 2012, principally from: 1) operating cash flow, 2) consolidation of our Lloyd’s of London Syndicate 4040 upon its merger into Syndicate 4141 as of January 1, 2012 and 3) a $54.7 million increase in the pretax net unrealized gain associated with our available for sale securities in the first six months of 2012. During 2011, we substantially reduced our short-term investments and re-invested the funds in long-term fixed maturity securities in order to maximize our investment return.

The ratings of our individual securities within our fixed maturity securities portfolio at June 30, 2012 were as follows:

	Amount	%
AAA	$855,164	14%
AA	3,837,496	63
A	1,039,604	17
BBB	254,520	4
BB and below	111,082	2

Total fixed maturity securities	$6,097,866	100%

At June 30, 2012, we held $2.0 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA at June 30, 2012. Within our municipal bond portfolio, we held $366.8 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At June 30, 2012, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer – 25%, 2) education – 22%, 3) transportation – 20%, 4) leasing – 9% and 5) electric – 7%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at June 30, 2012. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At June 30, 2012, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $422.1 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $292.1 million. At June 30, 2012, our holdings of foreign debt were relatively unchanged from our holdings of foreign debt at December 31, 2011.

At June 30, 2012, we held a commercial mortgage-backed securities portfolio with a fair value of $416.7 million, an average rating of AA+ and an average loan-to-value ratio of 71%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not a counterparty to any credit default swap transactions.

The methodologies used to determine the fair value of our investments are described in Note 3, “Fair Value Measurements” to the Consolidated Financial Statements. The accounting policies and procedures that we use to determine our other-than-temporary impairment losses are described in Note 2, “Investments” to the Consolidated Financial Statements and “Critical Accounting Policies – Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Net earned premium	$2	$158	$(3)	$33
Other revenue	191	84	233	113

Total revenue	193	242	230	146

Loss and loss adjustment expense, net	(560)	(260)	(559)	(30)
Other expense – Exited Lines	1,625	2,101	980	1,034
Other expense – Corporate	28,006	25,204	13,427	13,080
Interest expense	12,844	10,734	6,042	5,305
Foreign currency benefit	(1,440)	(2,005)	(4,205)	(780)

Total expense	40,475	35,774	15,685	18,609

Pretax loss	$(40,282)	$(35,532)	$(15,455)	$(18,463)

Our Corporate expenses not allocable to the segments increased $2.8 million in 2012, primarily due to higher employee compensation and benefit costs and incremental expense related to our new technology systems. Our interest expense increased due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility in 2012.

The impact of foreign currency fluctuated period-over-period due to our increased level of available for sale securities denominated in foreign currencies and weakening of the British pound sterling relative to the U.S. dollar in 2012. We hold available for sale securities denominated in foreign currencies to economically hedge the currency exchange risk on our foreign-denominated loss reserves. The foreign currency gain or loss related to loss reserves is recorded through the income statement, while the foreign currency gain or loss related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit or expense in future periods.

Liquidity and Capital Resources

We believe we have sufficient sources of liquidity at a reasonable cost at the present time. Our primary sources of liquidity are as follows:

•	We held $280.3 million of cash and liquid short-term investments at June 30, 2012.

•

Our available for sale securities portfolio had a fair value of $6.2 billion at June 30, 2012, of which $209.4 million was bonds and equity securities that are held directly by the parent company. We generally intend to hold fixed maturity securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	We have a four-year $600.0 million Revolving Loan Facility that expires on March 8, 2015. We had $298.1 million of borrowing capacity available at June 30, 2012.

•

Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 15.0% at June 30, 2012 and 12.8% at December 31, 2011, with the increase related to our borrowings under the Revolving Loan Facility.

•	We have a $90.0 million Standby Letter of Credit Facility that expires on December 31, 2015, which is used to guarantee our performance in our Lloyd’s of London syndicate.

•

Our domestic insurance subsidiaries have the ability to pay $255.1 million in dividends in 2012 to the parent company without obtaining special permission from state regulatory authorities. HCC can utilize these dividends for any purpose, including paying down debt, paying dividends to shareholders, funding acquisitions, purchasing our common stock and paying operating expenses.

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

Capital Management

Notes Payable

There have been no changes to the terms and conditions related to our Senior Notes, the $600.0 million Revolving Loan Facility (the Facility) or the Standby Letter of Credit Facility from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, we had outstanding borrowings under the Facility of $292.0 million, primarily to fund purchases of our common stock. The weighted-average interest rate on borrowings under the Facility at June 30, 2012 was 1.62%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $298.1 million at June 30, 2012.

We were in compliance with debt covenants related to our Senior Notes, the Facility, and the Standby Letter of Credit Facility at June 30, 2012.

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

In the second quarter of 2012, we purchased $59.5 million, or 1.9 million shares, at an average cost of $31.17 per share. We purchased $126.4 million, or 4.1 million shares, at an average cost of $30.88 per share in the first six months of 2012. As of July 27, 2012, $100.0 million of repurchase authority remains under the Plan.

Hedge of Investment in Subsidiary

During the second quarter of 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in the third quarter of 2013. This transaction hedges our net investment in a Euro-functional currency subsidiary by limiting the negative impact of future decreases in the Euro relative to the U.S. dollar. Because this transaction qualifies as a hedge of our net investment in a Euro-functional currency subsidiary, changes in fair value of the forward contract will offset changes in the value of the net investment in subsidiary that is being hedged, with no impact on pretax earnings. The fair value of the forward contract was a $0.9 million liability at June 30, 2012. See Note 1, “General Information —Derivative Financial Instrument” to the Consolidated Financial Statements.

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

The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2012	2011
Net earnings	$176,077	$116,468
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables
and excluding restricted cash	(64,793)	(133,658)
Change in unearned premium, net	83,497	99,885
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	87,846	63,142
Other, net	(38,076)	(24,053)

Cash provided by operating activities	$244,551	$121,784

We generated $122.8 million more cash flow from operating activities in the first six months of 2012 than in the same period of 2011. The increase was primarily from additional premium collections, lower paid losses and the timing of tax payments. Our cash flow from operating activities was reduced $27.5 million in 2012 and $26.7 million in 2011 for payments we made to commute large contracts in our assumed accident and health reinsurance business reported in Exited Lines. Receipt and repayment of collateral funds related to surety bonds also decreased our cash flow from operating activities by $21.2 million and $18.4 million in 2012 and 2011, respectively.

Accounting Guidance Adopted in 2012

See Note 1, “General Information — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements for a description of recently adopted accounting guidance related to deferred policy acquisition costs and its retrospective impact on our prior year consolidated financial statements.

Critical Accounting Policies

We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2011. We have made no changes in the identification or methods of application of these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

During the second quarter of 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in the third quarter of 2013. The fair value of the forward contract was a $0.9 million liability at June 30, 2012. A 10% increase (decrease) in the value of the Euro relative to the U.S. dollar would result in a $5.7 million decrease (increase) in the fair value of the forward contract.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2012.

(b)    Changes in Internal Control over Financial Reporting

During the second quarter of 2012, we changed our third party provider for certain investment accounting and reporting functions in order to increase the overall efficiency of our financial reporting process. Other than this change, there were no changes in our internal control over financial reporting in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2011, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made opportunistically, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. During the second quarter of 2012, we purchased our common stock, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April	983,987	$31.18	983,987	$128,779,510
May	723,802	$31.16	723,802	$106,228,203
June	200,677	$31.14	200,677	$99,979,638

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Second Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 25, 2012).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

10.1	Amendment to Employment Agreement, dated May 15, 2012, between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2012).

10.2	Amendment to Employment Agreement, dated May 15, 2012, between HCC Insurance Holdings, Inc. and Christopher J. B. Williams (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012).

†10.3	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (budget performance shares).

†12	Statement of Ratios.

†31.1	Certification by Chief Executive Officer.

†31.2	Certification by Chief Financial Officer.

†32.1	Certification with Respect to Quarterly Report.

†101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.*

†	Filed herewith.
*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

August 3, 2012	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr.,
Chief Executive Officer

August 3, 2012	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer