Form 10-Q
period 2012-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2012-11-06
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2012.

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

On October 26, 2012, there were approximately 101.3 million shares of common stock outstanding.

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

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	September 30, 2012	December 31, 2011
		(as adjusted)

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2012 – $5,847,178 and 2011 – $5,385,432)	$6,315,365	$5,718,834
Fixed maturity securities – held to maturity, at amortized cost (fair value: $163,136)	-	161,102
Equity securities – available for sale, at fair value (cost: $197,469)	202,864	-
Short-term investments, at cost (approximates fair value)	160,138	133,917
Other investments, at fair value (amortized cost: 2012 – $31,550 and 2011 – $38,230)	34,044	35,897

Total investments	6,712,411	6,049,750

Cash	64,293	104,550
Restricted cash	125,974	229,821
Premium, claims and other receivables	604,881	688,732
Reinsurance recoverables	1,013,957	1,056,068
Ceded unearned premium	262,168	222,300
Ceded life and annuity benefits	58,771	61,061
Deferred policy acquisition costs	199,401	189,633
Goodwill	885,860	872,814
Other assets	152,668	122,549

Total assets	$10,080,384	$9,597,278

LIABILITIES

Loss and loss adjustment expense payable	$3,692,250	$3,658,317
Life and annuity policy benefits	58,771	61,061
Reinsurance, premium and claims payable	321,064	366,499
Unearned premium	1,118,094	1,031,034
Deferred ceding commissions	74,441	62,364
Notes payable	548,906	478,790
Accounts payable and accrued liabilities	762,038	665,231

Total liabilities	6,575,564	6,323,296

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2012 – 124,459 and 2011 – 122,720; outstanding: 2012 – 101,297 and 2011 – 104,101)	124,459	122,720
Additional paid-in capital	1,046,435	1,001,308
Retained earnings	2,664,745	2,429,818
Accumulated other comprehensive income	318,239	227,659
Treasury stock, at cost (shares: 2012 – 23,162 and 2011 – 18,619)	(649,058)	(507,523)

Total shareholders’ equity	3,504,820	3,273,982

Total liabilities and shareholders’ equity	$10,080,384	$9,597,278

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
REVENUE

Net earned premium	$1,676,122	$1,576,987	$563,650	$544,256
Net investment income	166,642	158,782	56,342	54,765
Other operating income	23,229	23,625	10,840	8,829
Net realized investment gain	8,519	3,169	1,472	2,674
Other-than-temporary impairment credit losses	(1,028)	(3,479)	(631)	-

Total revenue	1,873,484	1,759,084	631,673	610,524

EXPENSE

Loss and loss adjustment expense, net	969,767	1,062,240	304,014	380,372
Policy acquisition costs, net	211,554	193,180	67,620	57,496
Other operating expense	268,164	244,491	100,458	84,254
Interest expense	19,101	16,597	5,962	5,610

Total expense	1,468,586	1,516,508	478,054	527,732

Earnings before income tax expense	404,898	242,576	153,619	82,792
Income tax expense	121,759	65,671	46,557	22,355

Net earnings	$283,139	$176,905	$107,062	$60,437

Earnings per common share

Basic	$2.77	$1.58	$1.06	$0.56

Diluted	$2.76	$1.57	$1.05	$0.56

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earnings	$283,139	$176,905	$107,062	$60,437

Other comprehensive income:

Investment gains:
Investment gains during the period	152,498	155,933	91,185	100,555
Income tax charge	54,078	51,356	32,274	36,059

Investment gains, net of tax	98,420	104,577	58,911	64,496

Less reclassification adjustments for:
Gains (losses) included in net earnings	7,491	(306)	832	2,672
Income tax charge (benefit)	2,622	(107)	291	935

Gains (losses) included in net earnings, net of tax	4,869	(199)	541	1,737

Net unrealized investment gains	93,551	104,776	58,370	62,759

Foreign currency translation adjustment	(3,454)	1,865	(141)	(6,297)
Income tax charge (benefit)	(483)	1,809	(234)	331

Foreign currency translation adjustment, net of tax	(2,971)	56	93	(6,628)

Other comprehensive income	90,580	104,832	58,463	56,131

Comprehensive income	$373,719	$281,737	$165,525	$116,568

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Nine months ended September 30, 2012

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2011 (as previously reported)	$122,720	$1,001,308	$2,447,850	$227,659	$(507,523)	$3,292,014

Cumulative effect of accounting change (deferred policy acquisition costs)	-	-	(18,032)	-	-	(18,032)

Balance at December 31, 2011 (as adjusted)	122,720	1,001,308	2,429,818	227,659	(507,523)	3,273,982

Net earnings	-	-	283,139	-	-	283,139

Other comprehensive income	-	-	-	90,580	-	90,580

Issuance of 1,437 shares for exercise of options, including tax effect	1,437	38,668	-	-	-	40,105

Purchase of 4,543 common shares	-	-	-	-	(141,535)	(141,535)

Stock-based compensation	302	6,459	-	-	-	6,761

Cash dividends declared, $0.475 per share	-	-	(48,212)	-	-	(48,212)

Balance at September 30, 2012	$124,459	$1,046,435	$2,664,745	$318,239	$(649,058)	$3,504,820

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2012	2011
Operating activities
Net earnings	$283,139	$176,905
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	6,623	(76,927)
Change in reinsurance recoverables	47,149	(56,510)
Change in ceded unearned premium	(39,918)	47,477
Change in loss and loss adjustment expense payable	16,052	196,046
Change in unearned premium	87,177	24,655
Change in reinsurance, premium and claims payable, excluding restricted cash	(32,743)	(34,052)
Change in accounts payable and accrued liabilities	79,500	5,082
Stock-based compensation expense	10,361	10,017
Depreciation and amortization expense	13,919	13,214
Other, net	24,776	(17,948)

Cash provided by operating activities	496,035	287,959

Investing activities
Sales of available for sale fixed maturity securities	293,969	494,532
Sales of equity securities	7,145	-
Maturity or call of available for sale fixed maturity securities	504,583	318,558
Maturity or call of held to maturity fixed maturity securities	28,511	24,950
Cost of available for sale fixed maturity securities acquired	(1,056,909)	(1,243,124)
Cost of equity securities acquired	(205,092)	-
Change in short-term investments	(5,401)	288,909
Cost of other investments acquired	-	(33,060)
Payments for purchase of businesses, net of cash received	(32,590)	(1,892)
Other, net	(2,911)	(14,184)

Cash used by investing activities	(468,695)	(165,311)

Financing activities
Advances on line of credit	140,000	210,000
Payments on line of credit	(70,000)	(15,000)
Sale of common stock	40,105	36,245
Purchase of common stock	(135,151)	(303,311)
Dividends paid	(47,617)	(49,301)
Other, net	5,066	(6,001)

Cash used by financing activities	(67,597)	(127,368)

Net decrease in cash	(40,257)	(4,720)
Cash at beginning of year	104,550	97,857

Cash at end of period	$64,293	$93,137

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

	December 31, 2011
	As originally reported	Change	As adjusted
Deferred policy acquisition costs	$217,608	$(27,975)	$189,633
Accounts payable and accrued liabilities (deferred income taxes)	675,174	(9,943)	665,231
Retained earnings	2,447,850	(18,032)	2,429,818

	Nine months ended September 30, 2011			Three months ended September 30, 2011
	As originally			As originally
	reported	Change	As adjusted	reported	Change	As adjusted
Policy acquisition costs, net	$239,160	$(45,980)	$193,180	$71,299	$(13,803)	$57,496
Other operating expense	198,511	45,980	244,491	70,451	13,803	84,254

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(2) Investments

On March 31, 2012, we reclassified our entire portfolio of fixed maturity securities classified as held to maturity, which consisted of corporate, U.S. government and foreign government securities, to fixed maturity securities classified as available for sale. The European debt crisis and the August 2011 downgrade of U.S. government debt by Standard & Poor’s Corporation had recently disrupted the financial markets. Due to these market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the date of transfer, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The securities’ net unrealized appreciation, net of tax, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million as of March 31, 2012.

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
September 30, 2012

U.S. government and government agency securities	$224,267	$7,769	$-	$232,036
Fixed maturity securities of states, municipalities and political subdivisions	977,682	101,493	-	1,079,175
Special purpose revenue bonds of states, municipalities and political subdivisions	1,895,991	180,049	(23)	2,076,017
Corporate securities	1,152,593	66,475	(1,761)	1,217,307
Residential mortgage-backed securities	789,172	52,999	(629)	841,542
Commercial mortgage-backed securities	479,517	44,635	(52)	524,100
Asset-backed securities	47,354	370	-	47,724
Foreign government securities	280,602	16,866	(4)	297,464

Total fixed maturity securities – available for sale	$5,847,178	$470,656	$(2,469)	$6,315,365

Equity securities – available for sale	$197,469	$8,741	$(3,346)	$202,864

December 31, 2011

U.S. government and government agency securities	$285,166	$10,523	$(10)	$295,679
Fixed maturity securities of states, municipalities and political subdivisions	999,940	85,528	(127)	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,741,297	122,746	(155)	1,863,888
Corporate securities	817,886	35,221	(6,774)	846,333
Residential mortgage-backed securities	1,036,436	65,771	(2,121)	1,100,086
Commercial mortgage-backed securities	244,535	15,162	(3,573)	256,124
Asset-backed securities	34,655	147	(56)	34,746
Foreign government securities	225,517	11,203	(83)	236,637

Total fixed maturity securities – available for sale	$5,385,432	$346,301	$(12,899)	$5,718,834

U.S. government securities	$6,998	$69	$-	$7,067
Corporate securities	110,284	1,814	(455)	111,643
Foreign government securities	43,820	746	(140)	44,426

Total fixed maturity securities – held to maturity	$161,102	$2,629	$(595)	$163,136

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

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2012

Fixed maturity securities
Special purpose revenue bonds of states, municipalities and political subdivisions	$2,813	$(23)	$-	$-	$2,813	$(23)
Corporate securities	89,993	(1,727)	2,441	(34)	92,434	(1,761)
Residential mortgage-backed securities	11,540	(97)	6,633	(532)	18,173	(629)
Commercial mortgage-backed securities	7,906	(52)	-	-	7,906	(52)
Foreign government securities	9,259	(4)	-	-	9,259	(4)
Equity securities	74,051	(3,346)	-	-	74,051	(3,346)

Total	$195,562	$(5,249)	$9,074	$(566)	$204,636	$(5,815)

December 31, 2011

Fixed maturity securities
U.S. government and government agency securities	$13,984	$(10)	$-	$-	$13,984	$(10)
Fixed maturity securities of states, municipalities and political subdivisions	10,256	(107)	899	(20)	11,155	(127)
Special purpose revenue bonds of states, municipalities and political subdivisions	21,856	(67)	6,796	(88)	28,652	(155)
Corporate securities	154,856	(6,391)	18,005	(383)	172,861	(6,774)
Residential mortgage-backed securities	32,430	(1,364)	7,582	(757)	40,012	(2,121)
Commercial mortgage-backed securities	39,075	(3,573)	-	-	39,075	(3,573)
Asset-backed securities	19,648	(56)	-	-	19,648	(56)
Foreign government securities	4,198	(83)	-	-	4,198	(83)

Total	$296,303	$(11,651)	$33,282	$(1,248)	$329,585	$(12,899)

Our other-than-temporary impairment losses were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Total other-than-temporary impairment loss	$(2,069)	$(4,677)	$(686)	$-
Portion recognized in other comprehensive income	1,041	1,198	55	-

Net other-than-temporary impairment loss recognized in earnings (credit loss)	$(1,028)	$(3,479)	$(631)	$-

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Certain of our securities with an other-than-temporary impairment loss have had both a credit loss and an impairment loss recorded in other comprehensive income. The rollforward of credit losses on these securities was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$5,047	$4,273	$5,444	$3,847
Credit losses recognized in earnings
Securities previously impaired	899	1,597	631	-
Securities not previously impaired	129	1,882	-	-
Securities sold	-	(3,905)	-	-

Balance at September 30	$6,075	$3,847	$6,075	$3,847

We do not consider the $5.8 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at September 30, 2012 to be other-than-temporary impairments because: 1) as of September 30, 2012, we have received substantially all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell these securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The amortized cost and fair value of our fixed maturity securities at September 30, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.2 years at September 30, 2012.

	Cost or amortized cost	Fair value
Due in 1 year or less	$335,455	$340,330
Due after 1 year through 5 years	1,063,361	1,121,440
Due after 5 years through 10 years	1,331,492	1,462,880
Due after 10 years through 15 years	869,485	961,876
Due after 15 years	931,342	1,015,473

Securities with contractual maturities	4,531,135	4,901,999
Mortgage-backed and asset-backed securities	1,316,043	1,413,366

Total fixed maturity securities	$5,847,178	$6,315,365

The sources of net investment income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Fixed maturity securities
Taxable	$86,548	$84,228	$28,330	$30,009
Exempt from U.S. income taxes	80,163	74,713	27,291	24,887

Total fixed maturity securities	166,711	158,941	55,621	54,896
Equity securities	2,339	-	1,346	-
Short-term investments	397	420	295	99
Other investment income	1,699	2,992	831	962

Total investment income	171,146	162,353	58,093	55,957
Investment expense	(4,504)	(3,571)	(1,751)	(1,192)

Net investment income	$166,642	$158,782	$56,342	$54,765

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, included the following:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Gains	$11,596	$8,538	$3,469	$4,219
Losses	(3,077)	(5,369)	(1,997)	(1,545)

Net realized investment gain (loss)	$8,519	$3,169	$1,472	$2,674

(3) Derivative Financial Instrument

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. As a result, we have exposure to fluctuations in exchange rates between these currencies and the U.S. dollar. From time to time, we may use derivative instruments to protect our investment in these foreign operations by limiting our exposure to fluctuations in exchange rates.

During the second quarter of 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in the third quarter of 2013. This transaction has been designated and qualifies as a hedge of a portion of our net investment in a Euro-functional currency subsidiary. Changes in the fair value of the forward contract, net of the related deferred tax effect, are recognized in our foreign currency translation adjustment, which is a component of accumulated other comprehensive income. This amount will offset changes in the value of the net investment being hedged as the cumulative translation adjustment related to the foreign subsidiary, representing the effect of translating the subsidiary’s assets and liabilities from Euros to U.S. dollars, is also reported in our foreign currency translation adjustment.

The fair value of the forward contract was a $1.7 million liability at September 30, 2012. This amount is reported in accounts payable and accrued liabilities on our consolidated balance sheet. At inception of the hedge and quarterly thereafter, we assess whether the hedge transaction is effective. Any ineffectiveness would be recognized in earnings immediately as other operating expense. There was no ineffectiveness on the forward contract during 2012.

(4) Fair Value Measurements

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds, corporate debt securities, bank loans, and mortgage-backed and asset-backed securities. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments, and a forward contract, which hedges our net investment in a Euro-functional currency foreign subsidiary. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades,

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of September 30, 2012 or December 31, 2011.

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

	Level 1	Level 2	Level 3	Total
September 30, 2012

Fixed maturity securities – available for sale
U.S. government and government agency securities	$193,051	$38,985	$-	$232,036
Fixed maturity securities of states, municipalities and political subdivisions	-	1,079,175	-	1,079,175
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,076,017	-	2,076,017
Corporate securities	-	1,217,145	162	1,217,307
Residential mortgage-backed securities	-	841,542	-	841,542
Commercial mortgage-backed securities	-	524,100	-	524,100
Asset-backed securities	-	47,724	-	47,724
Foreign government securities	-	297,464	-	297,464

Total fixed maturity securities – available for sale	193,051	6,122,152	162	6,315,365
Equity securities – available for sale	202,864	-	-	202,864
Short-term investments*	81,947	78,191	-	160,138
Other investments	34,044	-	-	34,044
Other assets	-	-	206	206

Total assets measured at fair value	$511,906	$6,200,343	$368	$6,712,617

Notes payable*	$-	$595,804	$-	$595,804
Accounts payable and accrued liabilities – forward contract	-	1,705	-	1,705

Total liabilities measured at fair value	$-	$597,509	$-	$597,509

*Carried at cost or amortized cost on our consolidated balance sheet.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2011

Fixed maturity securities – available for sale
U.S. government and government agency securities	$201,582	$94,097	$-	$295,679
Fixed maturity securities of states, municipalities and political subdivisions	-	1,085,341	-	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,863,888	-	1,863,888
Corporate securities	-	846,178	155	846,333
Residential mortgage-backed securities	-	1,100,086	-	1,100,086
Commercial mortgage-backed securities	-	256,124	-	256,124
Asset-backed securities	-	33,731	1,015	34,746
Foreign government securities	-	236,637	-	236,637

Total fixed maturity securities – available for sale	201,582	5,516,082	1,170	5,718,834
Fixed maturity securities – held to maturity*	-	163,136	-	163,136
Short-term investments*	67,288	66,629	-	133,917
Other investments	35,720	-	-	35,720
Other assets	-	-	1,516	1,516

Total assets measured at fair value	$304,590	$5,745,847	$2,686	$6,053,123

Notes payable*	$-	$505,671	$-	$505,671

*Carried at cost or amortized cost on our consolidated balance sheet.

The following tables present the changes in fair value of our Level 3 financial instruments.

	2012			2011
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$1,170	$1,516	$2,686	$1,438	$857	$2,295
Net gains (losses)	2	215	217	(13)	263	250
Sales	-	-	-	(144)	-	(144)
Transfers out of Level 3	(1,015)	-	(1,015)	-	-	-

Balance at March 31	157	1,731	1,888	1,281	1,120	2,401
Net gains (losses)	2	116	118	18	122	140
Sales	-	-	-	(55)	-	(55)

Balance at June 30	159	1,847	2,006	1,244	1,242	2,486
Settlements	-	(1,863)	(1,863)	-	-	-
Net gains (losses)	3	222	225	17	131	148
Sales	-	-	-	(43)	-	(43)

Balance at September 30	$162	$206	$368	$1,218	$1,373	$2,591

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

We transferred an investment from Level 3 to Level 2 in the first quarter of 2012 because we were able to determine its fair value using inputs based on observable market data in the period transferred. There were no transfers between Level 1, Level 2 or Level 3 in the second and third quarters of 2012 or the first nine months of 2011.

(5) Goodwill

The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property	Professional	Accident &	U.S. Surety
	& Casualty	Liability	Health	& Credit	International	Total
Balance at beginning of year	$223,000	$301,547	$144,132	$79,700	$124,435	$872,814
Earnout and other	-	12,542	(19)	-	523	13,046

Balance at September 30, 2012	$223,000	$314,089	$144,113	$79,700	$124,958	$885,860

We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings on business written from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In the third quarter of 2012, we increased goodwill by $11.8 million for additional earnout earned and accrued under the purchase agreement.

We conducted our 2012 goodwill impairment test as of June 30, 2012, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest assessment, the fair value of each of our five reporting units exceeded its carrying amount.

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

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Direct written premium	$1,826,610	$1,724,869	$603,844	$555,427
Reinsurance assumed	313,395	295,268	61,919	73,420
Reinsurance ceded	(409,206)	(359,046)	(135,456)	(116,513)

Net written premium	$1,730,799	$1,661,091	$530,307	$512,334

Direct earned premium	$1,795,109	$1,728,082	$601,572	$574,571
Reinsurance assumed	259,870	255,293	90,988	96,799
Reinsurance ceded	(378,857)	(406,388)	(128,910)	(127,114)

Net earned premium	$1,676,122	$1,576,987	$563,650	$544,256

Direct loss and loss adjustment expense	$1,029,227	$1,197,225	$301,306	$410,573
Reinsurance assumed	96,143	186,805	35,108	44,600
Reinsurance ceded	(155,603)	(321,790)	(32,400)	(74,801)

Net loss and loss adjustment expense	$969,767	$1,062,240	$304,014	$380,372

Policy acquisition costs	$299,854	$292,645	$101,698	$100,975
Ceding commissions	(88,300)	(99,465)	(34,078)	(43,479)

Net policy acquisition costs	$211,554	$193,180	$67,620	$57,496

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	September 30,	December 31,
	2012	2011
Reinsurance recoverable on paid losses	$58,220	$83,109
Reinsurance recoverable on outstanding losses	479,378	477,760
Reinsurance recoverable on incurred but not reported losses	477,859	497,074
Reserve for uncollectible reinsurance	(1,500)	(1,875)

Total reinsurance recoverables	$1,013,957	$1,056,068

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
	2012	2011
Payables to reinsurers	$201,598	$195,806
Letters of credit	97,357	120,589
Cash	112,105	83,731

Total credits	$411,060	$400,126

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2012	2011
Loss and loss adjustment expense payable	$3,692,250	$3,658,317
Reinsurance recoverable on outstanding losses	(479,378)	(477,760)
Reinsurance recoverable on incurred but not reported losses	(477,859)	(497,074)

Net reserves	$2,735,013	$2,683,483

Unearned premium	$1,118,094	$1,031,034
Ceded unearned premium	(262,168)	(222,300)

Net unearned premium	$855,926	$808,734

Deferred policy acquisition costs	$199,401	$189,633
Deferred ceding commissions	(74,441)	(62,364)

Net deferred policy acquisition costs	$124,960	$127,269

(7) Notes Payable

Notes payable were as follows:

	September 30,	December 31,
	2012	2011
6.30% Senior Notes	$298,906	$298,790
$600.0 million Revolving Loan Facility	250,000	180,000

Total notes payable	$548,906	$478,790

We have a $90.0 million Standby Letter of Credit Facility that is used to guarantee our performance in our Lloyd’s of London Syndicate 4141. There have been no changes to the terms and conditions related to our 6.30% Senior Notes, the $600.0 million Revolving Loan Facility (the Facility) or the Standby Letter of Credit Facility from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011.

The weighted-average interest rate on borrowings under the Facility at September 30, 2012 was 1.60%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $340.1 million at September 30, 2012.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and the Standby Letter of Credit Facility at September 30, 2012.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net earnings	$283,139	$176,905	$107,062	$60,437
Less: net earnings attributable to unvested restricted stock	(5,150)	(2,551)	(1,912)	(950)

Net earnings available to common stock	$277,989	$174,354	$105,150	$59,487

Weighted-average common shares outstanding	100,340	110,665	99,424	106,919
Dilutive effect of outstanding options (determined using treasury stock method)	261	245	276	129

Weighted-average common shares and potential common shares outstanding	100,601	110,910	99,700	107,048

Anti-dilutive stock options not included in treasury stock method computation	717	2,279	461	2,744

(9) Stock-Based Compensation

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

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Common stock	29	$31.49	$920	None
Restricted stock awards	313	31.20	9,758	2-4 years
Restricted stock units	13	30.60	403	4 years
Stock options	218	8.00	1,741	1-5 years

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(10) Segments

We report HCC’s results in six operating segments, including the following five insurance segments:

• U.S. Property & Casualty	• U.S. Surety & Credit
• Professional Liability	• International
• Accident & Health

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

Our Exited Lines include product lines that we no longer write and do not expect to write in the future. In the third quarter of 2012, we exited the HMO and medical excess reinsurance businesses that had previously been included in our Accident & Health segment. We have recast all prior financial data to report these two lines of business in Exited Lines for all periods presented.

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Nine months ended September 30, 2012

Net earned premium	$265,593	$298,454	$624,077	$154,232	$302,303	$-	$31,463	$1,676,122
Other revenue	15,300	799	3,589	659	2,766	174,133	116	197,362

Segment revenue	280,893	299,253	627,666	154,891	305,069	174,133	31,579	1,873,484

Loss and LAE	154,156	170,506	447,262	42,444	126,547	-	28,852	969,767
Other expense	89,348	49,621	93,127	83,402	108,018	-	75,303	498,819

Segment expense	243,504	220,127	540,389	125,846	234,565	-	104,155	1,468,586

Segment pretax earnings (loss)	$37,389	$79,126	$87,277	$29,045	$70,504	$174,133	$(72,576)	$404,898

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Nine months ended September 30, 2011

Net earned premium	$245,121	$307,240	$568,318	$153,309	$267,458	$-	$35,541	$1,576,987
Other revenue	16,556	358	3,468	955	2,791	158,472	(503)	182,097

Segment revenue	261,677	307,598	571,786	154,264	270,249	158,472	35,038	1,759,084

Loss and LAE	148,783	257,632	411,851	42,351	175,635	-	25,988	1,062,240
Other expense	82,202	40,055	89,228	82,909	99,754	-	60,120	454,268

Segment expense	230,985	297,687	501,079	125,260	275,389	-	86,108	1,516,508

Segment pretax earnings (loss)	$30,692	$9,911	$70,707	$29,004	$(5,140)	$158,472	$(51,070)	$242,576

Three months ended September 30, 2012

Net earned premium	$87,741	$97,549	$209,049	$53,388	$105,831	$-	$10,092	$563,650
Other revenue	8,415	532	1,095	244	631	57,183	(77)	68,023

Segment revenue	96,156	98,081	210,144	53,632	106,462	57,183	10,015	631,673

Loss and LAE	53,229	36,183	140,344	15,721	46,924	-	11,613	304,014
Other expense	29,581	13,414	32,025	27,879	39,253	-	31,888	174,040

Segment expense	82,810	49,597	172,369	43,600	86,177	-	43,501	478,054

Segment pretax earnings (loss)	$13,346	$48,484	$37,775	$10,032	$20,285	$57,183	$(33,486)	$153,619

Three months ended September 30, 2011

Net earned premium	$85,946	$104,066	$191,715	$51,906	$99,294	$-	$11,329	$544,256
Other revenue	6,890	109	1,275	254	889	57,439	(588)	66,268

Segment revenue	92,836	104,175	192,990	52,160	100,183	57,439	10,741	610,524

Loss and LAE	56,355	119,617	138,566	12,664	45,242	-	7,928	380,372
Other expense	26,627	6,023	29,897	27,657	35,734	-	21,422	147,360

Segment expense	82,982	125,640	168,463	40,321	80,976	-	29,350	527,732

Segment pretax earnings (loss)	$9,854	$(21,465)	$24,527	$11,839	$19,207	$57,439	$(18,609)	$82,792

Catastrophe losses reduced the International segment’s pretax earnings by $15.9 million and $101.7 million in the first nine months of 2012 and 2011, respectively, and $7.6 million and $29.4 million in the third quarter of 2012 and 2011, respectively. The Professional Liability segment’s pretax earnings were reduced by $75.4 million in the first nine months and $58.5 million in the third quarter of 2011 due to net adverse loss development and an increase in the 2011 accident year loss ratio for the diversified financial products line of business.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(11) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophe losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. Following a catastrophic loss, we often incur additional costs for reinstatement premium to continue our reinsurance coverage for future loss events. Our pretax catastrophe losses were $22.7 million gross and $20.3 million net (after reinsurance and reinstatement premium) in the first nine months of 2012 and $168.0 million gross and $107.9 million net in the same period of 2011.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At September 30, 2012, we have an accrued liability of $11.2 million, as well as $6.1 million in escrow and $3.2 million of letters of credit, to cover our obligations or anticipated payments under these indemnifications.

(12) Supplemental Information

Supplemental cash flow information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Income taxes paid	$83,979	$88,973	$44,531	$31,366
Interest paid	13,321	12,937	1,321	785
Proceeds from sales of available for sale fixed maturity securities	293,969	494,532	75,397	248,201
Proceeds from sales of equity securities	7,145	-	5,406	-
Dividends declared but not paid at end of period	16,728	16,535

(13) Subsequent Event

On October 29, 2012, Hurricane Sandy made landfall in the United States. We have begun assessing our exposures but are unable to reasonably quantify the extent of our losses with respect to this event at this time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes as of September 30, 2012 and December 31, 2011.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $35.08 on October 26, 2012, resulting in market capitalization of $3.6 billion.

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

Our business philosophy is to maximize underwriting profit while managing risk. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce our risk. Our business plan is shaped by our underlying business philosophy. As a result, our primary objective is to maximize net earnings and grow book value per share, rather than to grow gross written premium or market share.

Our major domestic and international insurance companies have financial strength ratings of AA (Very Strong) from Standard & Poor’s Corporation, A+ (Superior) from A.M. Best Company, Inc., AA (Very Strong) from Fitch Ratings and A1 (Good Security) from Moody’s Investors Service, Inc.

Key facts about our consolidated group as of and for the nine months and quarter ended September 30, 2012 were as follows:

•	We had consolidated shareholders’ equity of $3.5 billion, with a book value per share of $34.60.

•	We generated year-to-date net earnings of $283.1 million, or $2.76 per diluted share. Our third quarter earnings were $107.1 million, or $1.05 per diluted share.

•

We produced total revenue of $1.9 billion and $631.7 million in the first nine months and third quarter, respectively. In the first nine months, 89% related to net earned premium and 9% related to net investment income.

•

In the first nine months, we recognized $20.3 million of pretax net catastrophe losses — $4.4 million in our U.S. Property & Casualty segment from storms in the United States and $15.9 million in our International segment from other small catastrophes. The third quarter included pretax net catastrophe losses of $8.0 million.

•	We recorded net favorable loss development of $34.6 million in the first nine months and third quarter of 2012.

•	Our year-to-date net loss ratio was 57.9% and our combined ratio was 83.3%.

•	Our debt to capital ratio was 13.5%.

•	We purchased $141.5 million, or 4.5 million shares, of our common stock at an average cost of $31.15 per share in the first nine months of 2012.

•

We increased our regular cash dividend to $0.165 per share, marking the 16th consecutive year of increases in our dividend. In the first nine months of 2012, we declared dividends of $0.475 per share and paid $47.6 million of dividends.

Comparisons in the following sections refer to the first nine months of 2012 compared to the same period of 2011, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees. We adjusted certain 2011 amounts to reflect our adoption of a new accounting standard in 2012 (see Note 1, “General Information” to the Consolidated Financial Statements). We also recast all prior segment data to reflect our exit from two lines of business previously included in our Accident & Health segment (see Note 10, “Segments”).

Results of Operations

Our results and key metrics for the first nine months and third quarter of 2012 and 2011 were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earnings	$283,139	$176,905	$107,062	$60,437

Earnings per diluted share	$2.76	$1.57	$1.05	$0.56

Net loss ratio	57.9%	67.4%	53.9%	69.9%
Expense ratio *	25.4	25.2	25.2	23.2

Combined ratio *	83.3%	92.6%	79.1%	93.1%

* 2011 adjusted to reflect 2012 change in Exited Lines.

In 2012, we recognized catastrophe losses from United States storms, primarily in our aviation and public risk lines of business within our U.S. Property and Casualty segment, and from other small catastrophes in our property treaty line of business within our International segment. In 2011, we recognized losses from catastrophic events in Japan, New Zealand, Australia, the United States and Denmark. Our third quarter 2011 catastrophe losses, which primarily related to Hurricane Irene in the United States, impacted our U.S. Property and Casualty and International segments. We reinsure a portion of our exposure to catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2012 and 2011:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net losses, after reinsurance and reinstatement premium	$20,283	$107,915	$8,026	$34,587
Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.13)	$(0.63)	$(0.05)	$(0.21)
Net loss ratio (percentage points)	1.3%	6.5%	1.4%	6.2%
Combined ratio (percentage points)	1.3%	6.7%	1.4%	6.3%

We recognized net favorable loss development of $34.6 million in the first nine months of 2012, compared to net adverse loss development of $21.6 million in the same period of 2011. See the “Loss and Loss Adjustment Expense” and “Segment Operations” sections below for discussion of our 2012 and 2011 loss activity.

Revenue

Total revenue increased $114.4 million in the first nine months of 2012, primarily due to higher net earned premium.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
U.S. Property & Casualty	$481,024	$409,733	$162,411	$144,222
Professional Liability	377,876	392,903	132,126	130,631
Accident & Health	622,613	565,235	209,738	191,472
U.S. Surety & Credit	166,678	169,368	55,976	55,415
International	460,111	447,355	95,200	95,774
Exited Lines	31,703	35,543	10,312	11,333

Total gross written premium	$2,140,005	$2,020,137	$665,763	$628,847

U.S. Property & Casualty	$297,866	$273,212	$99,972	$92,776
Professional Liability	264,398	287,494	93,261	96,846
Accident & Health	622,018	564,805	209,647	191,359
U.S. Surety & Credit	146,865	155,761	50,769	50,660
International	368,189	344,286	66,566	69,364
Exited Lines	31,463	35,533	10,092	11,329

Total net written premium	$1,730,799	$1,661,091	$530,307	$512,334

U.S. Property & Casualty	$265,593	$245,121	$87,741	$85,946
Professional Liability	298,454	307,240	97,549	104,066
Accident & Health	624,077	568,318	209,049	191,715
U.S. Surety & Credit	154,232	153,309	53,388	51,906
International	302,303	267,458	105,831	99,294
Exited Lines	31,463	35,541	10,092	11,329

Total net earned premium	$1,676,122	$1,576,987	$563,650	$544,256

Growth in premium occurred in the U.S. Property & Casualty segment from our new business lines started in 2011 and increased public risk and residual value premium; in the Accident & Health segment from higher writings of our medical stop-loss product; and in the International segment from new business and pricing increases in our energy and property treaty lines of business. In 2011, we recorded $14.0 million ($15.9 million ceded, net of $1.9 million assumed) of catastrophe-related reinstatement premium, which reduced the International segment’s 2011 net written and net earned premium. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.

Net investment income, which is included in our Investing segment, increased 5% year-over-year and 3% quarter-over-quarter primarily due to higher income from fixed maturity securities, generated from an increased amount of investments. Our fixed maturity portfolio increased 9% from $5.8 billion at September 30, 2011 to $6.3 billion at September 30, 2012. In addition, at September 30, 2012, we had $202.9 million of publicly traded equity securities, which is an asset class we added to our portfolio during 2012. The growth in investments resulted primarily from cash flow from operations and an increase of $185.2 million in the net unrealized gain on available for sale securities since September 30, 2011.

The following table details the components of our other operating income. The fee and commission income relates to third party agency and broker commissions.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Fee and commission income	$20,682	$21,708	$10,140	$8,487
Financial instruments	552	516	222	131
Other	1,995	1,401	478	211

Other operating income	$23,229	$23,625	$10,840	$8,829

Loss and Loss Adjustment Expense The tables below detail, by segment, our net loss and loss adjustment expense and our net loss ratios.
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
U.S. Property & Casualty	$154,156	$148,783	$53,229	$56,355
Professional Liability	170,506	257,632	36,183	119,617
Accident & Health	447,262	411,851	140,344	138,566
U.S. Surety & Credit	42,444	42,351	15,721	12,664
International	126,547	175,635	46,924	45,242
Exited Lines	28,852	25,988	11,613	7,928

Net loss and loss adjustment expense	$969,767	$1,062,240	$304,014	$380,372

(Favorable) adverse loss development:
U.S. Property & Casualty	$2,138	$(4,613)	$2,138	$(7,163)
Professional Liability	(26,186)	48,137	(26,186)	31,153
Accident & Health	(10,695)	1,956	(10,695)	60
U.S. Surety & Credit	-	(2,767)	-	(2,786)
International	-	(20,623)	-	(21,287)
Exited Lines	111	(467)	111	(620)

Total (favorable) adverse loss development	(34,632)	21,623	(34,632)	(643)
Catastrophe losses	21,406	93,907	8,738	32,187
All other net loss and loss adjustment expense	982,993	946,710	329,908	348,828

Net loss and loss adjustment expense	$969,767	$1,062,240	$304,014	$380,372

U.S. Property & Casualty	58.0%	60.7%	60.7%	65.6%
Professional Liability	57.1	83.9	37.1	114.9
Accident & Health	71.7	72.5	67.1	72.3
U.S. Surety & Credit	27.5	27.6	29.4	24.4
International	41.9	65.7	44.3	45.6
Exited Lines	91.7	73.1	115.1	70.0

Consolidated net loss ratio	57.9%	67.4%	53.9%	69.9%

Consolidated accident year net loss ratio	59.9%	66.0%	60.1%	70.0%

Loss development represents an increase or decrease in estimates of ultimate losses related to prior accident years. Deficiencies and redundancies in ultimate loss estimates occur as we review our loss exposure with our actuaries, increasing or reducing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposures change. The excess of total recorded net reserves over the actuarial point estimate approximated 6.1% of our recorded net reserves at September 30, 2012, compared to 4.2% at December 31, 2011. We recognized (favorable) adverse loss development of $(34.6) million and $21.6 million in the first nine months of 2012 and 2011, respectively, and $(34.6) million and $(0.6) million in the third quarter of 2012 and 2011, respectively. Our consolidated accident year net loss ratio was lower in 2012 due to higher catastrophe losses and higher losses on our diversified financial products line of business in 2011. See the “Segment Operations” section below for additional discussion of the changes in our net loss and loss adjustment expense and net loss ratios for each segment.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,683,483	$2,537,772	$2,748,995	$2,612,945
Net reserve additions from acquired businesses	14,705	645	-	-
Foreign currency adjustment	11,261	5,364	15,717	(22,622)
Net loss and loss adjustment expense	969,767	1,062,240	304,014	380,372
Net loss and loss adjustment expense payments	(944,203)	(937,171)	(333,713)	(301,845)

Net reserves for loss and loss adjustment expense payable at end of period	$2,735,013	$2,668,850	$2,735,013	$2,668,850

Net paid loss ratio	56.3%	59.4%	59.2%	55.5%

The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events. Our year-to-date net loss and loss adjustment expense payments include $27.5 million and $26.7 million that we paid in 2012 and 2011, respectively, to commute large contracts included in our Exited Lines. These commutations had no material effect on net earnings but increased our year-to-date net paid loss ratios by 1.6 percentage points in 2012 and 1.7 percentage points in 2011.

Policy Acquisition Costs

Our policy acquisition cost percentage was 12.6% and 12.2% for the first nine months of 2012 and 2011, respectively, and 12.0% and 10.6% for the third quarter of 2012 and 2011, respectively. We record profit commissions due from reinsurers as an offset to policy acquisition costs, which impacted our policy acquisition cost percentages as follows:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Profit commissions	$10,013	$16,494	$7,403	$15,684
Impact of profit commissions (percentage points)	0.6%	1.1%	1.3%	2.8%

Other Operating Expense

For the first nine months of 2012, 61% of our other operating expense related to compensation and benefits for our 1,875 employees. Other operating expense increased 10% year-over-year and 19% quarter-over-quarter, primarily due to increased compensation expense, including higher bonus expense directly related to higher pretax earnings in 2012, and the fluctuation in foreign currency gain and loss. We recognized foreign currency loss of $5.3 million and $6.8 million in the first nine months and third quarter of 2012, respectively, primarily related to the fluctuations in the British pound sterling. Conversely, we recognized foreign currency benefit of $2.5 million and $0.5 million in the first nine months and third quarter of 2011, respectively. Other operating expense included stock-based compensation expense of $10.6 million in 2012 and $10.4 million in 2011. At September 30, 2012, there was approximately $27.2 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.0 years.

Interest Expense

Interest expense on debt and short-term borrowings was $19.1 million and $16.6 million in the first nine months of 2012 and 2011, respectively, and $6.0 million and $5.6 million in the third quarter of 2012 and 2011, respectively. Our interest expense increased in 2012 due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility, primarily to fund purchases of our common stock. Our year-to-date interest expense for 2012 and 2011 included $14.5 million for our Senior Notes.

Income Tax Expense

Our effective income tax rate was 30.1% for the first nine months of 2012, compared to 27.1% for the same period of 2011. The higher effective rate in 2012 is due to the relationship of pretax income and tax-exempt investment income in the two periods. Our pretax income was substantially higher in 2012 from larger underwriting profit than in 2011, whereas our tax-exempt investment income was essentially flat in 2012 and 2011.

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

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earned premium	$265,593	$245,121	$87,741	$85,946
Other revenue	15,300	16,556	8,415	6,890

Segment revenue	280,893	261,677	96,156	92,836

Loss and loss adjustment expense, net	154,156	148,783	53,229	56,355
Other expense	89,348	82,202	29,581	26,627

Segment expense	243,504	230,985	82,810	82,982

Segment pretax earnings	$37,389	$30,692	$13,346	$9,854

Net loss ratio	58.0%	60.7%	60.7%	65.6%
Expense ratio	31.8	31.4	30.8	28.7

Combined ratio	89.8%	92.1%	91.5%	94.3%

Aviation	$87,890	$83,879	$29,670	$29,279
E&O	47,177	56,354	15,198	17,997
Public Risk	48,363	36,523	16,571	13,344
Other	82,163	68,365	26,302	25,326

Total net earned premium	$265,593	$245,121	$87,741	$85,946

Aviation	56.9%	64.9%	58.9%	67.1%
E&O	74.1	73.7	102.1	108.6
Public Risk	95.9	84.5	130.8	115.1
Other	27.8	32.1	(5.5)	7.1

Total net loss ratio	58.0%	60.7%	60.7%	65.6%

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Aviation	$117,300	$116,933	$34,430	$37,877
E&O	46,483	52,961	14,990	15,963
Public Risk	67,066	55,724	23,821	21,426
Other	250,175	184,115	89,170	68,956

Total gross written premium	$481,024	$409,733	$162,411	$144,222

Aviation	$92,043	$88,786	$28,638	$29,701
E&O	44,335	52,035	14,100	15,449
Public Risk	54,185	43,926	18,618	17,530
Other	107,303	88,465	38,616	30,096

Total net written premium	$297,866	$273,212	$99,972	$92,776

Our U.S. Property & Casualty segment pretax earnings increased 22% year-over-year and 35% quarter-over-quarter due to higher net earned premium and a lower net loss ratio. Net earned premium was higher in 2012 due to $9.8 million of additional premium from our new technical property, primary casualty and excess casualty underwriting teams, as well as increases in aviation, public risk, contingency and residual value premium. Our new underwriting teams wrote $38.5 million of gross premium in the first nine months of 2012, compared to $6.8 million in the same period of 2011.

The segment’s lower net loss ratio primarily reflects an improved accident year loss ratio in 2012, compared to 2011. The segment experienced lower net catastrophe losses of $4.4 million in 2012, compared to $6.2 million in 2011, primarily in our public risk line of business. The segment had net adverse loss development of $2.1 million in the first nine months and third quarter of 2012, compared to net favorable loss development of $4.6 million and $7.2 million in the first nine months and third quarter of 2011, respectively. In 2012, the segment experienced favorable development in aviation and various lines of business included in Other, which was offset by adverse development in the E&O and public risk lines of business. The 2011 favorable development primarily related to various products grouped in Other.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earned premium	$298,454	$307,240	$97,549	$104,066
Other revenue	799	358	532	109

Segment revenue	299,253	307,598	98,081	104,175

Loss and loss adjustment expense, net	170,506	257,632	36,183	119,617
Other expense	49,621	40,055	13,414	6,023

Segment expense	220,127	297,687	49,597	125,640

Segment pretax earnings (loss)	$79,126	$9,911	$48,484	$(21,465)

Net loss ratio	57.1%	83.9%	37.1%	114.9%
Expense ratio	16.6	13.0	13.7	5.8

Combined ratio	73.7%	96.9%	50.8%	120.7%

U.S. D&O	$252,622	$270,408	$81,955	$90,154
International D&O	45,832	36,832	15,594	13,912

Total net earned premium	$298,454	$307,240	$97,549	$104,066

U.S. D&O	64.9%	96.6%	54.9%	151.3%
International D&O	14.5	(10.0)	(56.3)	(120.8)

Total net loss ratio	57.1%	83.9%	37.1%	114.9%

U.S. D&O	$297,933	$312,881	$111,749	$112,220
International D&O	79,943	80,022	20,377	18,411

Total gross written premium	$377,876	$392,903	$132,126	$130,631

U.S. D&O	$218,794	$239,894	$81,968	$86,202
International D&O	45,604	47,600	11,293	10,644

Total net written premium	$264,398	$287,494	$93,261	$96,846

Our Professional Liability segment pretax earnings increased $69.2 million year-over-year due to an improved accident year loss ratio and changes in loss development. The segment had favorable loss development of $26.2 million in the first nine months and third quarter of 2012, compared to adverse loss development of $48.1 million and $31.2 million in the first nine months and third quarter of 2011, respectively. The 2012 favorable development consisted of $9.3 million in U.S. D&O and $16.9 million in International D&O. The 2012 favorable development related to lower than expected reported loss development in underwriting years 2003 – 2006, partially offset by higher expected losses in underwriting year 2008.

The 2011 adverse loss development related to our diversified financial products (DFP) line of business, which had $104.2 million and $87.4 million in the first nine months and third quarter of 2011, respectively. This adverse development resulted primarily from revised assumptions with regards to the frequency and severity of claims in the 2008 – 2010 underwriting years. This line of business also recorded $27.3 million of additional losses in the third quarter of 2011 due to an increase in its 2011 accident year loss ratio. We continued to use that same higher ultimate loss ratio in 2012 for DFP’s accident year 2011 premium that earned in 2012. Partially offsetting DFP’s adverse development, the U.S. D&O and International D&O lines of business had favorable development of $32.1 million and $24.1 million, respectively, in the third quarter of 2011. The favorable development related to lower than expected reported loss development in underwriting years 2002 – 2005.

The higher 2011 net loss ratios for U.S. D&O include the impact of the adverse development for DFP, partially offset by the favorable development for the U.S. D&O line of business. The negative 2012 and 2011 net loss ratios for International D&O reflect the favorable development on that line of business.

The segment’s expense ratios reflect the impact of profit commissions due from reinsurers, which reduce the segment’s Other Expense. The segment recognized profit commissions of $5.9 million and $13.7 million in the first nine months of 2012 and 2011, respectively, and $6.0 million and $13.6 million in the third quarter of 2012 and 2011, respectively. The profit commissions reduced the expense ratios by 2.0 and 4.5 percentage points for year-to-date 2012 and 2011, respectively, and by 6.1 and 13.0 percentage points for third quarter 2012 and 2011, respectively.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earned premium	$624,077	$568,318	$209,049	$191,715
Other revenue	3,589	3,468	1,095	1,275

Segment revenue	627,666	571,786	210,144	192,990

Loss and loss adjustment expense, net	447,262	411,851	140,344	138,566
Other expense	93,127	89,228	32,025	29,897

Segment expense	540,389	501,079	172,369	168,463

Segment pretax earnings	$87,277	$70,707	$37,775	$24,527

Net loss ratio	71.7%	72.5%	67.1%	72.3%
Expense ratio	14.8	15.6	15.2	15.5

Combined ratio	86.5%	88.1%	82.3%	87.8%

Medical Stop-loss	$583,344	$527,255	$195,671	$176,199
Other	40,733	41,063	13,378	15,516

Total net earned premium	$624,077	$568,318	$209,049	$191,715

Medical Stop-loss	73.1%	74.2%	68.5%	74.5%
Other	50.5	50.7	46.6	47.1

Total net loss ratio	71.7%	72.5%	67.1%	72.3%

Medical Stop-loss	$583,639	$527,401	$195,665	$176,247
Other	38,974	37,834	14,073	15,225

Total gross written premium	$622,613	$565,235	$209,738	$191,472

Medical Stop-loss	$583,344	$527,255	$195,671	$176,199
Other	38,674	37,550	13,976	15,160

Total net written premium	$622,018	$564,805	$209,647	$191,359

The Accident & Health segment pretax earnings increased 23% year-over-year and 54% quarter-over-quarter due to higher net earned premium and the change in loss development. Medical stop-loss premium increased in 2012 due to writing new business and rate increases on renewal business, which were in line with medical loss cost trends. The segment had favorable loss development of $10.7 million in the first nine months and third quarter of 2012, compared to adverse loss development of $2.0 million in the first nine months of 2011. The 2012 development related to favorable claims activity in the medical stop-loss product line for the 2011 underwriting year. The 2011 adverse development related to our short-term medical reinsurance product (included in Other).

The 2011 information shown above has been adjusted to reflect our exit from two lines of business in the third quarter of 2012. See Note 10, “Segments” to the Consolidated Financial Statements.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earned premium	$154,232	$153,309	$53,388	$51,906
Other revenue	659	955	244	254

Segment revenue	154,891	154,264	53,632	52,160

Loss and loss adjustment expense, net	42,444	42,351	15,721	12,664
Other expense	83,402	82,909	27,879	27,657

Segment expense	125,846	125,260	43,600	40,321

Segment pretax earnings	$29,045	$29,004	$10,032	$11,839

Net loss ratio	27.5%	27.6%	29.4%	24.4%
Expense ratio	53.8	53.7	52.0	53.0

Combined ratio	81.3%	81.3%	81.4%	77.4%

Surety	$118,944	$121,093	$39,336	$40,284
Credit	35,288	32,216	14,052	11,622

Total net earned premium	$154,232	$153,309	$53,388	$51,906

Surety	24.7%	25.2%	24.6%	25.1%
Credit	37.0	36.6	43.0	21.8

Total net loss ratio	27.5%	27.6%	29.4%	24.4%

Surety	$121,087	$127,219	$40,325	$40,257
Credit	45,591	42,149	15,651	15,158

Total gross written premium	$166,678	$169,368	$55,976	$55,415

Surety	$110,074	$119,780	$36,689	$37,037
Credit	36,791	35,981	14,080	13,623

Total net written premium	$146,865	$155,761	$50,769	$50,660

Our U.S. Surety & Credit segment pretax earnings were flat year-over-year and decreased 15% quarter-over-quarter due to favorable loss development in 2011. The segment had favorable development of $2.8 million in the first nine months and third quarter of 2011 related to lower than expected loss development in our credit line of business. The segment had no loss development in 2012.

International Segment

The following tables summarize the operations of the International segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earned premium	$302,303	$267,458	$105,831	$99,294
Other revenue	2,766	2,791	631	889

Segment revenue	305,069	270,249	106,462	100,183

Loss and loss adjustment expense, net	126,547	175,635	46,924	45,242
Other expense	108,018	99,754	39,253	35,734

Segment expense	234,565	275,389	86,177	80,976

Segment pretax income (loss)	$70,504	$(5,140)	$20,285	$19,207

Net loss ratio	41.9%	65.7%	44.3%	45.6%
Expense ratio	35.4	36.9	36.9	35.7

Combined ratio	77.3%	102.6%	81.2%	81.3%

Energy	$61,377	$47,369	$20,488	$18,686
Property Treaty	77,422	64,528	28,415	26,563
Liability	57,603	60,181	18,472	20,283
Surety & Credit	53,701	56,009	18,756	19,952
Other	52,200	39,371	19,700	13,810

Total net earned premium	$302,303	$267,458	$105,831	$99,294

Energy	42.5%	52.5%	44.2%	41.2%
Property Treaty	22.0	95.9	29.3	85.2
Liability	49.5	18.1	49.6	(47.1)
Surety & Credit	57.7	40.9	56.6	40.2
Other	45.9	140.0	49.5	119.0

Total net loss ratio	41.9%	65.7%	44.3%	45.6%

Energy	$125,578	$113,410	$14,864	$17,029
Property Treaty	134,527	124,750	20,672	20,635
Liability	58,293	68,713	18,051	20,642
Surety & Credit	61,759	65,853	18,308	18,664
Other	79,954	74,629	23,305	18,804

Total gross written premium	$460,111	$447,355	$95,200	$95,774

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Energy	$83,353	$68,329	$2,340	$5,432
Property Treaty	113,302	100,139	13,483	14,013
Liability	53,954	63,248	16,638	18,815
Surety & Credit	55,887	62,155	16,074	18,689
Other	61,693	50,415	18,031	12,415

Total net written premium	$368,189	$344,286	$66,566	$69,364

The segment’s increase in gross written, net written and net earned premium year-over-year was driven by higher writings in our energy and property treaty lines of business, related to the favorable pricing environment for these products. See the table below the following paragraph for the impact of reinstatement premium on period-over-period comparisons.

Our International segment pretax earnings were impacted in both years by net catastrophe losses. The 2012 losses primarily related to our property treaty business. In 2011, we experienced losses from catastrophes in Japan, New Zealand, Australia, the United States and Denmark. The 2011 catastrophic events impacted our energy and property treaty lines of business, as well as our property (direct and facultative) and accident and health lines of business (both included in Other). We reinsured a portion of our exposure to these catastrophic events and incurred net reinstatement premium for continued reinsurance coverage, which reduced 2011 net written and net earned premium. The energy, property treaty and Other net loss ratios reflect the impact of the net catastrophe losses. The 2011 expense ratios were impacted by reinstatement premium, which reduced net earned premium. The following table summarizes the segment’s catastrophe losses, as well as the impact on key metrics:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Loss and loss adjustment expense, after reinsurance	$17,006	$87,672	$8,338	$27,000
Reinstatement premium, net	(1,123)	14,008	(712)	2,400

Total net catastrophe losses	$15,883	$101,680	$7,626	$29,400

Impact of net catastrophe losses (percentage points):
Net loss ratio	5.5%	34.4%	7.6%	27.7%
Expense ratio	(0.1)	1.8	(0.2)	0.9

Combined ratio	5.4%	36.2%	7.4%	28.6%

The segment had favorable loss development of $20.6 million in the first nine months and $21.3 million in the third quarter of 2011, primarily related to our U.K. professional liability line of business. The segment had no loss development in 2012.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.3 billion of fixed maturity securities at September 30, 2012. Substantially all of our fixed maturity securities were investment grade and 76% were rated AAA or AA. At September 30, 2012, the portfolio’s average tax equivalent yield was 4.8%, the weighted-average life was 8.0 years, and the weighted-average duration was 4.6 years.

The following tables summarize the investment results of our Investing segment.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Fixed maturity securities	$166,711	$158,941	$55,621	$54,896
Equity securities	2,339	-	1,346	-
Short-term investments	397	420	295	99
Other investments and deposits	1,699	2,992	831	962
Net realized investment gain	8,519	3,169	1,472	2,674
Other-than-temporary impairment credit losses	(1,028)	(3,479)	(631)	-
Investment expenses	(4,504)	(3,571)	(1,751)	(1,192)

Segment pretax earnings	$174,133	$158,472	$57,183	$57,439

Fixed maturity securities:
Average yield *	3.9%	4.0%	3.9%	4.0%
Average tax equivalent yield *	4.8%	4.8%	4.7%	4.8%
Weighted-average life	8.0 years	7.7 years
Weighted-average duration	4.6 years	5.2 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

In 2012, we began investing in bank loans (classified as Corporate securities), which we expect will generate attractive yields and lower our overall duration without altering the weighted-average rating of the portfolio. We also began investing in publicly traded equity securities. As of September 30, 2012, our investments included $103.8 million of bank loans and $202.9 million of equity securities. The weighted-average duration of our fixed maturity securities portfolio dropped between third quarter 2011 and third quarter 2012, primarily due to the impact of lower market interest rates on our municipal securities and our structured securities with prepayment options.

This table summarizes our investments by type, substantially all of which were reported at fair value, at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$232,036	3%	$302,677	5%
Fixed maturity securities of states, municipalities and political subdivisions	1,079,175	16	1,085,341	18
Special purpose revenue bonds of states, municipalities and political subdivisions	2,076,017	31	1,863,888	31
Corporate securities	1,217,307	18	956,617	16
Residential mortgage-backed securities	841,542	13	1,100,086	18
Commercial mortgage-backed securities	524,100	8	256,124	4
Asset-backed securities	47,724	1	34,746	1
Foreign government securities	297,464	4	280,457	4
Equity securities	202,864	3	-	-
Short-term investments	160,138	2	133,917	2
Other investments	34,044	1	35,897	1

Total investments	$6,712,411	100%	$6,049,750	100%

Our total investments increased $662.7 million in 2012, principally from: 1) operating cash flow, 2) consolidation of our Lloyd’s of London Syndicate 4040 upon its merger into Syndicate 4141 as of January 1, 2012 and 3) a $145.0 million increase in the pretax net unrealized gain associated with our available for sale securities in the first nine months of 2012.

The ratings of our individual securities within our fixed maturity securities portfolio at September 30, 2012 were as follows:

	Amount	%
AAA	$938,360	15%
AA	3,849,585	61
A	1,131,356	18
BBB	271,733	4
BB and below	124,331	2

Total fixed maturity securities	$6,315,365	100%

At September 30, 2012, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $489.8 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $297.5 million.

At September 30, 2012, we held $2.1 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA at September 30, 2012. Within our municipal bond portfolio, we held $412.1 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At September 30, 2012, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer – 24%, 2) education – 23%, 3) transportation – 21%, 4) leasing – 8% and 5) electric – 7%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at September 30, 2012. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

The methodologies used to determine the fair value of our investments are described in Note 4, “Fair Value Measurements” to the Consolidated Financial Statements. The accounting policies and procedures that we use to determine our other-than-temporary impairment losses are described in “Critical Accounting Policies – Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2011.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011

Net earned premium	$31,463	$35,541	$10,092	$11,329
Other revenue	116	(503)	(77)	(588)

Total revenue	31,579	35,038	10,015	10,741

Loss and loss adjustment expense, net	28,852	25,988	11,613	7,928
Other expense – Exited Lines	6,152	6,940	2,147	2,175
Other expense – Corporate	45,082	39,479	17,076	14,275
Interest expense	18,721	16,181	5,877	5,447
Foreign currency loss (benefit)	5,348	(2,480)	6,788	(475)

Total expense	104,155	86,108	43,501	29,350

Pretax loss	$(72,576)	$(51,070)	$(33,486)	$(18,609)

The 2011 amounts for net earned premium, loss and loss adjustment expense, and other expense – Exited Lines have been recast to reflect the addition of two product lines previously included in the Accident & Health segment. Net earned premium decreased year-over-year as we wrote less business related to our exited HMO and medical excess reinsurance products in 2012. Premium related to the other products included in Exited Lines was insignificant in 2012 and 2011. The majority of the loss and loss adjustment expense relates to the HMO and medical excess reinsurance products, which had higher losses during 2012.

Our Corporate expenses not allocable to the segments increased $5.6 million year-to-date in 2012, primarily due to higher employee compensation and benefit costs, including increased bonus expense due to higher profitability, and incremental expense related to our new technology systems. Our interest expense increased due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility in 2012.

The impact of foreign currency fluctuated period-over-period due to our increased level of available for sale securities denominated in foreign currencies and weakening of foreign currencies, primarily the British pound sterling, relative to the U.S. dollar in 2012. We hold available for sale securities denominated in foreign currencies to economically hedge the currency exchange risk on our foreign-denominated loss reserves. The foreign currency gain or loss related to loss reserves is recorded through the income statement, while the foreign currency gain or loss related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit or expense in future periods.

Liquidity and Capital Resources

We believe we have sufficient sources of liquidity at a reasonable cost at the present time. Our primary sources of liquidity and capital are as follows:

•	We held $224.4 million of cash and liquid short-term investments at September 30, 2012.

•

Our available for sale securities portfolio had a fair value of $6.6 billion at September 30, 2012, of which $241.4 million relates to bonds and equity securities that are held directly by the parent company. We generally intend to hold fixed maturity securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	We have a $600.0 million Revolving Loan Facility that expires on March 8, 2015. We had $340.1 million of borrowing capacity available at September 30, 2012.

•

Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 13.5% at September 30, 2012 and 12.8% at December 31, 2011, with the increase related to our borrowings under the Revolving Loan Facility.

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

•

We have a “Universal Shelf” registration statement that expires in March 2015. The Universal Shelf provides for the issuance of $1.0 billion of securities, which may be debt securities, equity securities, or a combination thereof. The Universal Shelf provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial markets.

Capital Management

Notes Payable

There have been no changes to the terms and conditions related to our 6.30% Senior Notes, the $600.0 million Revolving Loan Facility (the Facility) or the Standby Letter of Credit Facility from those described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” in our Annual Report on Form 10-K for the year ended December 31, 2011.

As of September 30, 2012, we had outstanding borrowings under the Facility of $250.0 million, primarily to fund purchases of our common stock. The weighted-average interest rate on borrowings under the Facility at September 30, 2012 was 1.60%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $340.1 million at September 30, 2012.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility, and the Standby Letter of Credit Facility at September 30, 2012.

Share Repurchases

On August 23, 2012, the Board authorized a new $300.0 million stock purchase plan (the Plan) and cancelled $98.0 million remaining under a previous authorization. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion.

In the third quarter of 2012, we purchased $15.1 million, or 0.4 million shares, at an average cost of $33.60 per share, of which $13.1 million, or 0.4 million shares, were purchased under the Plan. We purchased $141.5 million, or 4.5 million shares, at an average cost of $31.15 per share in the first nine months of 2012. As of October 26, 2012, $286.4 million of repurchase authority remains under the Plan.

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

The components of our net operating cash flows are summarized in the following table.

	Nine months ended September 30,
	2012	2011

Net earnings	$283,139	$176,905
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(26,120)	(110,979)
Change in unearned premium, net	47,259	72,132
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	63,201	139,536
Other, net	128,556	10,365

Cash provided by operating activities	$496,035	$287,959

We generated $208.1 million more cash flow from operating activities in the first nine months of 2012 than in the same period of 2011. The increase was primarily from additional premium collections. In addition, collateral from our surety businesses provided a net $81.0 million of cash flow from operating activities in 2012, compared to $4.4 million in 2011. Our cash flow from operating activities was reduced $27.5 million in 2012 and $26.7 million in 2011 for payments we made to commute large contracts in our assumed accident and health reinsurance business reported in Exited Lines.

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

In 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in the third quarter of 2013. The fair value of the forward contract was a $1.7 million liability at September 30, 2012. A 10% increase (decrease) in the value of the Euro relative to the U.S. dollar would result in a $5.7 million decrease (increase) in the fair value of the forward contract.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2012.

(b) Changes in Internal Control over Financial Reporting

During the third quarter of 2012, we identified no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2011, the Board approved the purchase of up to $300.0 million of our common stock (the 2011 Plan). On August 23, 2012, the Board approved a new authorization for $300.0 million (the 2012 Plan) and cancelled $98.0 million remaining under the 2011 Plan. Purchases under the 2012 Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the 2012 Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The 2012 Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. During the third quarter of 2012, we purchased our common stock, as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
2011 Plan
July	-	-	-	$99,979,638
August	62,544	$32.41	62,544	-

2012 Plan
August	3,202	$32.42	3,202	$299,896,206
September	383,853	$33.81	383,853	$286,918,558

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Second Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 25, 2012).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

†12	Statement of Ratios.

†31.1	Certification by Chief Executive Officer.

†31.2	Certification by Chief Financial Officer.

†32.1	Certification with Respect to Quarterly Report.

†101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

November 5, 2012	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr.,
Chief Executive Officer

November 5, 2012	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer