Form 10-K
period 2012-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2013-02-28
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012

Commission file number 001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
13403 Northwest Freeway, Houston, Texas	77040-6094 (Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value on June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $3.1 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 15, 2013 was 100.6 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

HCC INSURANCE HOLDINGS, INC.

PART I.

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

•

the impact of past and future potential economic or credit market downturns, including any potential additional ratings downgrade and/or impairment or perceived impairment of the debt securities of sovereign issuers, including the United States of America,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	changes to the country’s health care delivery system,

•	the effects of climate change on the risks we insure,

•	potential risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	fluctuations in securities markets, including defaults, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failure of, or loss of security related to, information technology systems,

•	difficulties with outsourcing relationships, and

•	change of control.

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

PART I

Item 1. Business

Business Overview

HCC Insurance Holdings, Inc. is a leading specialty insurer with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite over 100 classes of specialty insurance products in approximately 180 countries through our five underwriting segments: U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. Our principal executive office is located in Houston, Texas.

Our diverse portfolio of businesses is largely non-correlated and designed to generate consistent underwriting results regardless of market cycles. As a result, we have achieved an average combined ratio of 86.0% for the period 2008 – 2012, with less volatility over that period than our specialty peers. These profitable underwriting results have driven a continuing increase in shareholders’ equity over the past five years of 46%, while during the same period we paid $303.3 million in dividends to our shareholders and repurchased $686.2 million of our common stock. We generated 10.7% compounded growth in book value per share over that same period. We have been able to grow our gross written premium by 14% during the past five years as well, through a combination of organic growth and acquisitions.

We maintain financial strength ratings that are among the highest within the property and casualty insurance industry: “AA (Very Strong)” from Standard & Poor’s Corporation, “A+ (Superior)” from A.M. Best Company, Inc., “AA (Very Strong)” from Fitch Ratings, and “A1 (Good Security)” from Moody’s Investors Service, Inc. for our major domestic and international insurance companies. These ratings provide a competitive advantage in many of our chosen lines of business.

Our Strategy

Our organization is focused on generating consistent, industry-leading combined ratios. By focusing on underwriting profitability, we are able to accomplish our primary objectives of maximizing net earnings and growing book value per share. We are aligned with this strategy through our culture and our performance incentives.

Key elements of our strategy are discussed below:

Diverse, Non-correlated Specialty Lines of Business

We concentrate our insurance writings in diverse specialty lines of business in which we believe we can achieve meaningful underwriting profits and, collectively, generate combined ratios consistently in the mid-80s. The diversity of our product lines results in our operating within five insurance underwriting segments that are largely non-correlated, meaning that insurance or economic cycles impacting one segment may not impact other segments or impact them to a lesser degree. We intentionally built the company around these non-correlated products as we believe this approach increases our chances of generating consistent underwriting results over time and through market cycles.

Our product diversity also provides operational flexibility, which permits us to shift the focus of our insurance underwriting activities among our various lines of business, emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines during periods of increased competition. We accomplish these shifts by increasing or decreasing the amount of gross premium written or by adjusting the amount of business reinsured.

Experienced Underwriting Professionals Aligned with Our Strategy

Integral to our strategy is attracting, developing and retaining professionals with the requisite skills and knowledge to underwrite our diverse specialty product lines. These professionals include experienced underwriters in our chosen specialty lines with the authority to make decisions and quickly respond to our clients’ unique and rapidly changing needs. Our senior underwriters have been with HCC or our acquired companies more than ten years.

Our underwriters are aligned with our strategy and underwriting culture. This alignment is reinforced by our compensation practices, which are designed to reward disciplined underwriting and the generation of underwriting profit above all other measures. As a result, our underwriters have the expertise, mind-set and incentives to utilize the operational flexibility afforded by our diverse specialty lines of business.

Low Expense Ratio

Core to our overall underwriting performance is the maintenance of a low expense ratio. We accomplish this through disciplined expense management and a flat management structure. We also have a relatively small operational footprint despite the international breadth of our product offerings. We have resisted the tendency for the proliferation of branch offices in the United States and have centered our international business in London and Barcelona where we believe we have access to the lines of specialty international business that we desire.

New Lines of Business and Growth

We have historically accomplished significant growth through the successful acquisition and integration of insurance companies and underwriting agencies, making nearly 50 acquisitions since becoming a public company in 1992. In recent years, we have also actively recruited and hired new underwriting teams that we believe present opportunities for future profit and expansion of our business. We expect to continue to acquire complementary businesses and underwriting teams, while organically growing our current businesses. In considering new teams and potential acquisitions, we remain disciplined in pursuing those that meet our requirements for return on risk-adjusted capital and cultural fit. We believe our infrastructure, ratings and financial strength provide a solid operating platform for our future growth.

Effective Use of Reinsurance

Our financial strength and the profitability of our products provide significant flexibility with respect to the amount and types of reinsurance we buy. Our bias is towards retaining our business, which allows us to be flexible in our reinsurance purchases. Accordingly, the amount of reinsurance we purchase varies depending on the particular risks inherent in the policies underwritten; the pricing, coverage and terms of the reinsurance; and the competitive conditions within the relevant lines of business. Historically, we have purchased more reinsurance on new lines of business where we have less experience. As we gain experience with these new lines of business, we generally retain more of the business. When we decide to retain more underwriting risk in a particular line of business, we do so to retain more of the expected profitability of the business.

Disciplined Investment Portfolio

Our investment objective is to protect and conservatively grow the cash flows and profits generated by our insurance underwriting segments. Our investments include both highly-rated fixed maturity securities and, more recently, equity securities with attractive dividend yields. With both of these investment classes, we have a buy and hold investment philosophy that is focused on maximizing after-tax net investment income while limiting our exposure to investment losses. At all times, we are grounded in our primary organizational goal of generating the majority of our profits through our insurance operations as opposed to taking significant credit or market risk in our investment portfolio.

Segment and Geographic Information

For financial information concerning our operations by segment and geographic data, see “Segment Operations” included in Management’s Discussion and Analysis and Note 12, “Segments” to the Consolidated Financial Statements.

Insurance Underwriting Operations

Our insurance operations are managed within our insurance underwriting segments. The following provides an overview of each of these segments.

U.S. Property & Casualty Segment

Our U.S. Property & Casualty segment includes specialty lines of insurance such as aviation, small account errors and omissions liability (E&O), public risk, contingency, disability, title and mortgage reinsurance, residual value, employment practices liability (EPLI), technical property, primary and excess casualty, and brown water marine written in the U.S. The majority of the business is primary coverage, and claims are reported and settled on a short to medium-term basis. The aviation, public risk, contingency, technical property and brown water marine lines are exposed to natural peril and other catastrophic occurrences. Business is produced from wholesale and specialty retail brokers. A portion of our aviation business is written on a direct to consumer basis.

Key lines of business within this segment are described below:

Aviation

Aviation insurance has been a core business for us since 1974. In the United States, we are an industry leader, providing customized coverages for both private and commercial aircraft operators, excluding major U.S. airlines. Private coverage includes planes ranging in size from small single-engine aircraft to executive jets. With our commercial and special risk products, we provide coverage for risks such as air ambulances, vintage war birds and rotor wing aircraft. We also write aviation business internationally, including complex accounts such as national armed forces, law enforcement agencies and regional airlines. We are the lead underwriter on numerous policies in our international aviation portfolio.

Small Account E&O

Our small account E&O business consists of policies with low limits ($5.0 million or less). We provide E&O coverage to many classes of professional service providers, of which architects, engineers and related construction practices represent the largest concentration of insured professionals. Managing general agencies that we have acquired have provided insurance and risk management services for more than twenty years to these classes. We do not write a material amount of E&O coverage for the legal, medical or accounting professions. Our E&O business is produced through both wholesale and specialty retail brokers and is underwritten on both an admitted and surplus lines basis.

Public Risk

We provide insurance coverage and associated risk management services to municipal entities and special districts, mainly serving populations of less than 50,000 in the United States. Types of coverage provided include automobile physical damage, automobile liability, boiler and machinery, crime, EPLI, general liability, inland marine, law enforcement liability, public officials liability, and property. We typically write large limits (greater than $10.0 million) for property coverage, and low limits and medium limits ($5.0 million to $10.0 million) for the other types of coverage.

Contingency and Disability

As a leader in the contingency market, we provide weather insurance and event cancellation, covering events such as collegiate championships, All-Star Games and large musical concerts. We also write kidnap and ransom insurance, providing coverage throughout the world. In addition, we are a leading underwriter of specialty disability products, providing coverage of irreplaceable human assets, such as high profile athletes, entertainers and business executives. We write large limits and purchase significant proportional and excess of loss reinsurance to manage our contingency exposures.

Casualty

We began this business in 2011 with two new underwriting teams focused on writing primary general liability and excess casualty coverages. The primary casualty unit typically writes low limit policies on a surplus lines basis through wholesale brokers. The excess casualty unit also typically operates on a surplus lines basis through wholesale brokers, but these policies typically have medium limits. The attachment points for excess policies are typically below $25.0 million. Due to the underlying nature of the claims associated with casualty business, the final settlement value of claims may not be determined for long periods of time.

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

We write both primary and excess policies for public and private companies. Our policies cover a large number of commercial classes and financial institution classes, which include investment banks, depository institutions, private equity companies, insurance companies and brokers and investment advisors. A large amount of the public company and financial institution business is large limit that is subject to severity of loss on individual policies, as well as fluctuations in frequency of loss from changes in world-wide business and economic environments. Coverage is typically provided through “claims made” policies. However, the final settlement value of claims may not be determined for long periods of time due to the underlying nature of the claims, which involve complex litigation by third parties against our insureds.

Accident & Health Segment

Our Accident & Health segment includes medical stop-loss and short-term domestic and international medical products written in the United States. The majority of the business covers groups of employees, and claims are reported and settled quickly.

We are a recognized market leader in the specialty accident and health industry. Since 1996, we have achieved growth primarily through numerous acquisitions and ongoing development of innovative products. As a result of our acquisitions, we have fortified our market position and retained an experienced senior management team. Our more recent growth has been organic as we leverage our scale and relationships with brokers. Our specialized product line combined with disciplined underwriting, innovative claims management and cost-efficient operations provides a superior operating margin for this segment.

Key lines of business within this segment are described below:

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

Short-term Domestic and International Medical

Our short-term medical insurance provides temporary coverage, up to eleven months, for individuals in the United States without primary insurance during transitional periods. Our international medical insurance plans provide health insurance and specialized travel services to individuals outside their home country. Several types of international medical products are offered, including short and long-term individual and group plans. Both the short-term domestic and international medical products are purchased through an Internet portal accessed by consumers, brokers and consultants.

U.S. Surety & Credit Segment

Our U.S. Surety & Credit segment conducts business through separate specialty surety underwriting operations and credit underwriting operations, which are described below:

Surety

Our surety business includes contract surety bonds, commercial surety bonds and bail bonds. A large amount of our contract surety book is characterized by relatively small limits and premiums. Significant classes within commercial surety are license and permit bonds, court bonds for fiduciaries as well as appeal bonds, and plug and abandonment bonds for the energy sector. Most of our commercial surety bond business is also small limit and small premium business, but we also have a modest large commercial surety business that has large limits. Our surety business is typically received from a large number of independent agents specializing in these coverages or from specialized units of large brokerage companies.

The surety industry has lower expected loss ratios and higher expense ratios than most areas of the property and casualty insurance industry. The lower expected loss ratios reflect the fact that the bond serves as financial protection to a third party in the event a principal is unable to honor an obligation, rather than an insurance policy that pays on behalf of a policyholder. In the event of a claim against a bond, we often receive subrogation recovery against the loss, including recovery from the bond principal. The higher expense ratios result from higher acquisition and underwriting expenses than in most property and casualty lines. The claims process can be complex, particularly on contract surety claims, and subrogation recovery frequently takes extended periods of time, resulting in medium tail business.

Credit

Our credit business provides insurance policies that insure against the risk of non-payment on trade-related transactions and financings. These policies are provided to manufacturers, banks and trading companies. Coverage is provided on a single debtor or multiple debtor basis, with multi-debtor coverage generally provided on an excess of loss basis. Political risk insurance is also provided. The business is large limit and large premium business. Underwriting includes credit quality analysis of individual transactions, as well as controlling aggregation of limits by debtor and by country. Potential claims are reported promptly. While most policies have a term of two years or less, coverage can be as long as five years. In most claims, there is the possibility of subrogation recoveries, although these can extend over several years. As a result, the business has a medium tail.

International Segment

Our International segment includes energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written from operations in the United Kingdom, Spain and Ireland. A large part of the business is written in London through both our insurance company operations and our Lloyd’s syndicate and is primarily received from the major worldwide insurance brokerage companies.

Our energy, ocean marine, property treaty, property and accident and health lines are exposed to natural peril and other catastrophic occurrences. The underwriting process for these lines includes not only evaluation of individual risks but also aggregations of limits by peril by catastrophe area.

Key lines of business within this segment are described below:

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

Property Treaty

Our property treaty line provides reinsurance to a variety of clients around the world, offering coverage on a range of products including property catastrophe treaty and property risk and engineering treaty in the U.S. and internationally. Catastrophe excess of loss business is the largest portion of the portfolio. The business is characterized by large limits, large premiums and short to medium-tail claims reporting and settlement.

Liability

Our liability lines primarily include U.K. professional indemnity, employers’ liability and public liability coverages. Professional indemnity coverages are focused on small and medium size enterprises and cover a range of professions. The employers’ liability and public liability lines provide coverage on both a primary and excess basis for a range of companies. The business is characterized by small to medium limits and long-tail claims reporting and settlement.

Surety & Credit

Our surety business specializes in performance bonds for construction companies and also writes customs bonds, pension bonds, environment bonds and auctioneer’s bonds in the United Kingdom, Ireland, Spain and France. The business is written directly with the client or through insurance brokers. Our credit business is written through the U.K. specialist broker market with a focus on the construction sector. The business is characterized by small to medium limits and short-tail claims reporting and settlement.

Property (Direct and Facultative)

We write direct and facultative property coverage on a following basis, often with catastrophe exposure, for numerous classes including manufacturing, retail, real estate, hotels and municipalities. We provide coverage for both physical damage and business interruption on a worldwide basis to companies ranging in size from small to multinational.

Investing Segment

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

For additional discussion about the composition and results of our Investing Segment, see “Investing Segment” included in Management’s Discussion and Analysis and Note 2, “Investments” to the Consolidated Financial Statements.

Enterprise Risk Management

Our Enterprise Risk Management (ERM) process provides us with a structured approach to identify, manage, report and respond to downside risks or threats, as well as business opportunities. This process enables us to assess risks in a more consistent and transparent manner, resulting in improved recognition, management and monitoring of risk. The key objectives of our ERM process are to support our decision making and to promote a culture of risk awareness throughout the company, thereby allowing us to preserve shareholders’ equity and grow book value.

Our ERM initiative is supported by the Enterprise Risk Oversight Committee of our Board of Directors. Our internal risk management functions are led by a corporate Senior Vice President of our Enterprise Risk Management Department, who reports to the Chief Executive Officer. In addition, an internal Risk Committee, comprised of our senior executives, reports to the Chief Executive Officer and assists the Board in identifying and assessing risks.

We use a variety of methods and tools company-wide in our risk assessment and management efforts. Our key methods and tools include: 1) underwriting risk management, where underwriting authority limits are set, 2) natural catastrophic risk management, where a variety of catastrophe modeling techniques, both internal and external, are used to monitor loss exposures, 3) a Reinsurance Security Policy Committee, which is responsible for monitoring reinsurers, reinsurance recoverable balances and changes in a reinsurer’s financial condition, 4) investment risk management, where the Investment and Finance Committee of our Board of Directors provides oversight of our capital and financial resources, and our investment policies, strategies, transactions and investment performance, 5) the use of our economic capital model, which we integrate into our planning, 6) the use of outside experts to perform scenario testing, where deemed beneficial and 7) a risk reporting framework, including a risk dashboard, to regularly communicate to management and the Board our risk profile related to our risk appetite and tolerances. We plan to continue to invest in resources and technology to support our ERM process.

Reserves for Insurance Claims

We underwrite insurance risks and establish actual and estimated reserves for insurance claims under the policies we have written. Our gross reserves for insurance claims, shown as loss and loss adjustment expense payable on our consolidated balance sheet, consist of reserves for reported claims (referred to herein as case reserves) and reserves for incurred but not reported losses (referred to herein as IBNR). Our IBNR reserves also cover potential movement in claims already reported. Our net reserves reflect the offset of reinsurance recoverables due to us from third party reinsurers, based upon the contractual terms of our reinsurance agreements. In the normal course of our business, we cede a portion of our premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge us from liability to our policyholders, we participate in reinsurance agreements to limit our loss exposure and to protect us against catastrophic losses.

Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expenses as of each quarter end. The process of estimating our reserves is inherently uncertain and involves a considerable degree of judgment involving our management review and actuarial processes. Because we provide insurance coverage in specialized lines of business that often lack statistical stability, management considers many factors in determining ultimate losses and reserves. These factors include: 1) actuarial point estimates and the estimated ranges around these estimates, 2) information used to price the applicable policies, 3) historical loss information, where available, 4) public industry data for the product or similar products, 5) an assessment of current market conditions, 6) information on individual claims, 7) an assessment of current or potential litigation involving claims and 8) information from underwriting and claims personnel. The estimate of our reserves is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. We believe our review process is effective, such that any required changes in reserves are recognized in the period of change as soon as the need for the change is evident.

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

The table below shows development of our reserves from 2002 through 2012, as of December 31, 2012. The first line shows our net reserves, including reserves for IBNR, recorded on our consolidated balance sheet at the indicated year end. The first section of the table shows, by year, the cumulative amount of net losses and loss adjustment expenses paid at the end of each succeeding year. The second section shows the re-estimated net reserves in later years for the years indicated. The cumulative redundancy (deficiency) line represents the difference between the latest re-estimated net reserves and the originally estimated net reserves. The bottom section of the table shows our gross reserves and reinsurance recoverables, as well as their re-estimated amounts at the indicated year end.

(in thousands)	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003	2002

Reserves, net of reinsurance	$2,749,803	$2,683,483	$2,537,772	$2,555,840	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702
Reserve adjustments*	-	14,705	20,969	32,569	59,303	70,242	46,761	21,997	6,613	-	5,587

Adjusted reserves, net of reinsurance	2,749,803	2,698,188	2,558,741	2,588,409	2,475,574	2,413,042	2,155,722	1,555,430	1,065,896	705,200	464,289
Cumulative paid, net of reinsurance, at:
One year later		729,335	726,445	763,140	618,699	687,675	556,096	222,336	172,224	141,677	115,669
Two years later			1,114,541	1,144,929	1,001,369	940,636	858,586	420,816	195,663	135,623	152,674
Three years later				1,432,617	1,263,091	1,177,900	1,013,122	588,659	337,330	124,522	115,214
Four years later					1,408,275	1,331,379	1,176,404	702,072	424,308	217,827	88,998
Five years later						1,392,797	1,299,663	822,133	495,642	313,315	155,708
Six years later							1,375,431	927,657	581,418	376,903	242,904
Seven years later								988,152	661,517	442,736	301,828
Eight years later									701,979	498,399	351,404
Nine years later										542,138	378,363
Ten years later											435,652
Re-estimated liability, net of reinsurance, at:
End of year	2,749,803	2,698,188	2,558,741	2,588,409	2,475,574	2,413,042	2,155,722	1,555,430	1,065,896	705,200	464,289
One year later		2,628,177	2,568,888	2,565,746	2,422,050	2,330,671	2,129,325	1,548,904	1,091,290	735,678	487,403
Two years later			2,506,803	2,525,266	2,367,979	2,241,422	2,018,898	1,522,411	1,090,568	770,497	500,897
Three years later				2,482,192	2,292,210	2,184,222	1,919,507	1,434,327	1,084,585	792,099	571,403
Four years later					2,254,239	2,107,876	1,887,146	1,364,822	1,043,778	808,261	585,741
Five years later						2,017,782	1,825,976	1,342,769	1,019,071	794,740	613,406
Six years later							1,797,913	1,292,149	1,019,322	792,896	597,666
Seven years later								1,316,416	983,932	783,442	602,546
Eight years later									1,003,117	782,921	600,667
Nine years later										798,702	621,719
Ten years later											641,481
Cumulative redundancy
(deficiency), net of
reinsurance		$70,011	$51,938	$106,217	$221,335	$395,260	$357,809	$239,014	$62,779	($93,502)	($177,192)

Gross reserves, end of year*	$3,767,850	$3,678,271	$3,497,954	$3,528,628	$3,484,886	$3,309,621	$3,150,213	$2,838,231	$2,096,940	$1,525,313	$1,164,502
Reinsurance recoverables*	1,018,047	980,083	939,213	940,219	1,009,312	896,579	994,491	1,282,801	1,031,044	820,113	700,213

Net reserves, end of year*	$2,749,803	$2,698,188	$2,558,741	$2,588,409	$2,475,574	$2,413,042	$2,155,722	$1,555,430	$1,065,896	$705,200	$464,289

Re-estimated gross reserves	$3,767,850	$3,638,963	$3,486,365	$3,471,047	$3,277,254	$2,886,779	$2,658,548	$2,462,132	$1,947,565	$1,639,156	$1,520,858
Re-estimated reinsurance recoverables	1,018,047	1,010,786	979,562	988,855	1,023,015	868,997	860,635	1,145,716	944,448	840,454	879,377

Re-estimated net reserves	$2,749,803	$2,628,177	$2,506,803	$2,482,192	$2,254,239	$2,017,782	$1,797,913	$1,316,416	$1,003,117	$798,702	$641,481

Cumulative gross
redundancy (deficiency)		$39,308	$11,589	$57,581	$207,632	$422,842	$491,665	$376,099	$149,375	($113,843)	($356,356)

* Adjusted for acquisitions and dispositions.

The redundancies for 2004 through 2011 reflected in the above table were recorded as favorable development in the years shown in the following table (in thousands):

	Gross	Net
2012	$39,308	$70,011
2011 (excluding diversified financial products)	158,797	94,010
2010	16,352	22,663
2009	90,435	53,524
2008	72,044	82,371
2007	90,621	26,397

The majority of this favorable development related to these products: 1) D&O in our Professional Liability segment, for the 2002 – 2006 underwriting years, 2) U.K. professional liability, energy and property (including redundancy on the 2005, 2008 and 2011 catastrophe losses) in our International segment, 3) surety in our U.S. Surety & Credit segment and 4) an assumed quota share program that we wrote from 2003 to 2008 in our U.S. Property & Casualty segment.

During 2011, we increased our reserves for the diversified financial products line of business, more than offsetting the favorable development on other lines of business for that year. This increase primarily affected the 2010 and 2009 accident years. See “Segment Operations – Professional Liability Segment” included in Management’s Discussion and Analysis for additional discussion.

The deficiencies for 2002 and 2003 reflected in the table resulted primarily from run-off assumed accident and health reinsurance business in our Exited Lines, recorded in the years shown in the following table (in thousands):

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

A large proportion of the net deficiencies on the accident and health business resulted from reinsurance commutations totaling $20.2 million in 2006, $26.0 million in 2005 and $28.8 million in 2003 related to our Exited Lines. Commutations can produce adverse prior year development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout period of the reserves. Thus, the loss may be recouped as investment income is earned on the assets received.

For additional discussion of our reserve processes and the changes in our loss and loss adjustment expense for 2012, 2011 and 2010, see “Critical Accounting Policies – Reserves” included in Management’s Discussion and Analysis.

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

United States

State Governments

At this time, the insurance business in the United States is regulated primarily by the individual states. Although the extent of the regulation varies, it relates to, among other things: 1) standards of solvency that must be met and maintained, 2) licensing of insurers and their agents, 3) approval of policy forms, 4) restrictions on the size of risks that may be insured under a single policy, 5) regulation of market conduct, as well as other underwriting claim practices, 6) premium rates, 7) reserves and provisions for unearned premium, losses and other obligations, 8) the nature of and limitations on investments and 9) usage of certain methods of accounting for statutory reporting purposes.

State insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles, which are different from generally accepted accounting principles (GAAP) that we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while GAAP is based on a going-concern concept.

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (NAIC), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2012, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

In September 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) model act which, following enactment at the state level, will be effective in 2015. ORSA requires U.S. insurance companies and their group to maintain an ERM framework, perform an annual internal assessment of risk associated with the insurer’s business plan, and assess the sufficiency of capital required to support the plan. While we have an effective ERM framework, we are currently unable to predict the full impact of complying with ORSA.

The U.S. state insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations in the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and are subject to prior regulatory approval. Some states require prior regulatory approval for all dividends.

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

Federal Government

Although the U.S. Federal government has not historically regulated the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, expands the federal presence in insurance oversight. The Dodd-Frank Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. The Dodd-Frank Act also established the Federal Insurance Office (FIO) within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance, and the Financial Stability Oversight Council (FSOC).

The FIO is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. The FIO may also recommend enhanced regulations to state regulatory authorities or recommend to the FSOC that it designate an insurer as a “systematically important financial institution” (SIFI). An insurer designated as an SIFI could be subject to Federal Reserve supervision and heightened regulatory standards. While we do not believe that HCC or any of its companies qualify as an SIFI, it is possible the FSOC could conclude otherwise.

United Kingdom and Spain

In the United Kingdom, the Financial Services Authority (FSA) supervises all securities, banking and insurance businesses, including Lloyd’s of London (Lloyd’s). The FSA oversees compliance with: 1) established periodic auditing and reporting requirements, 2) risk assessment reviews, 3) minimum solvency margins, 4) dividend restrictions, 5) restrictions governing the appointment of key officers, 6) restrictions governing controlling ownership interests and 7) various other requirements.

We maintain 100% participation in Lloyd’s Syndicate 4141. Under our membership agreement with Lloyd’s, we must comply with all Lloyd’s by-laws and regulations, as well as applicable provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000. Our underwriting capacity in Syndicate 4141 must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) of cash, securities or letters of credit, which is determined annually by Lloyd’s. Lloyd’s requires annual approval of Syndicate 4141’s business plan, including maximum underwriting capacity, and may require changes to any business plan or additional capital to support the underwriting capacity. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by Lloyd’s Central Fund. Lloyd’s has the power to assess current Lloyd’s members up to 3% of the member’s underwriting capacity in any one year as a Central Fund contribution.

In Spain, the primary regulator of our insurance operations is the Spanish General Directorate of Insurance and Pension Funds of the Ministry of the Economy and Treasury (Dirección General de Seguros y Fondos de Pensiones del Ministerio de Economía y Hacienda) (DGS). The DGS oversees compliance with periodic reporting requirements, risk and reserves assessment, and various other requirements.

In the U.K. and Spain, our insurance companies will be required to meet the requirements of the European Union’s (EU) new financial services regulatory regime known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers. Solvency II establishes a revised set of EU-wide capital requirements and risk management standards that will replace the current solvency requirements. Solvency II is expected to be implemented no earlier than 2015, and we will be required to meet its requirements. We have made significant progress in meeting the requirements in our U.K. companies. However, a broader impact to us will depend on whether the U.S. insurance regulatory regime is deemed ‘‘equivalent’’ to Solvency II; if not, we could be supervised under Solvency II standards. Whether the U.S. insurance regulatory regime will be deemed ‘‘equivalent’’ is still under consideration by EU authorities, so we are currently unable to predict the full impact of Solvency II.

The Financial Stability Board (FSB), consisting of representatives of national financial authorities of the G20 nations, has issued a series of frameworks and recommendations intended to produce significant changes in how financial companies should be regulated. These frameworks and recommendations address such issues as financial group supervision, capital and solvency standards, systemic economic risk, corporate governance including compensation, and related issues associated with responses to the financial crisis. The FSB has directed the International Association of Insurance Supervisors (IAIS) to create standards relative to these areas and incorporate them in that body’s Insurance Core Principles, which form the baseline for how countries’ financial services regulatory efforts are measured relative to the insurance sector. That measurement is made by periodic Financial Sector Assessment Program (FSAP) reviews conducted by the World Bank and the International Monetary Fund, and the reports thereon spur development of country-specific additional or amended regulatory changes. Lawmakers and regulatory authorities in a number of jurisdictions in which our companies conduct business have already begun implementing legislative and regulatory changes consistent with these recommendations.

Insurance Companies

The following is a list of our insurance companies that are subject to regulation:

United States

•	American Contractors Indemnity Company
•	Avemco Insurance Company
•	HCC Life Insurance Company
•	HCC Specialty Insurance Company
•	Houston Casualty Company
•	Perico Life Insurance Company
•	United States Surety Company
•	U.S. Specialty Insurance Company

United Kingdom

•	HCC International Insurance Company
•	Houston Casualty Company-London
•	Lloyd’s of London Syndicate 4141

Spain

•	Houston Casualty Company Europe, Seguros y Reaseguros, S.A.

Bermuda

•	HCC Reinsurance Company Limited

Agencies

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

The following is a list of our underwriting agencies that are subject to regulation:

•	HCC Global Financial Products
•	HCC Indemnity Guaranty Agency
•	HCC Medical Insurance Services
•	HCC Specialty
•	HCC Underwriting Agency

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 to ensure the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act) extended the program through December 31, 2014. The Reauthorization Act revised the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act requires a $100.0 million loss event to trigger coverage. The Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100.0 billion.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. Our deductible for 2013 is approximately $136.5 million, which we would have to meet before the Federal reimbursement would occur.

Executive Officers

The following is a list of our Executive Officers:

Name	Principal occupation during past five years	Age	Served HCC since

William N. Burke, Jr.	Mr. Burke has served as our President and Chief Operating Officer since December 2012. He previously served as our Executive Vice President and Chief Operating Officer from March 2012 until December 2012. Prior to joining HCC, Mr. Burke served as Chief Operating Officer for Aon Risk Solutions – US Retail. He commenced his insurance career in 1977 with the Home Insurance Company and has most recently been with Aon Corporation and its successor company for almost 30 years.	57	2012

Mark W. Callahan	Mr. Callahan has served as our Executive Vice President and Chief Underwriting Officer since March 2011. He previously served as our Executive Vice President and Chief Actuary from August 2010 to March 2011. Prior to joining HCC, Mr. Callahan served as the Chief Risk, Underwriting, and Actuarial Services Officer for XL Insurance. During 12 years there, he also held the positions of Senior Vice President and Underwriter for XL Financial Solutions and Executive Vice President and Chief Actuarial Officer for XL Insurance.	42	2010

Barry J. Cook	Mr. Cook has served as our Executive Vice President of International Operations and Chief Executive Officer of HCC Insurance Holdings (International) Limited, with oversight for our international operations, since 2006. From 1992 to 2005, Mr. Cook served as Chief Executive Officer of Rattner Mackenzie Limited, which we acquired in 1999.	52	1999

Brad T. Irick	Mr. Irick has served as our Executive Vice President since May 2010 and our Chief Financial Officer since August 2010. Prior to joining HCC, Mr. Irick was with PricewaterhouseCoopers LLC for 18 years, where he served as audit and advisory partner for several multinational public insurance company clients, including HCC between 2004 and the first half of 2007. Mr. Irick is a Certified Public Accountant.	46	2010

Craig J. Kelbel	Mr. Kelbel has served as our Executive Vice President of Accident & Health Operations since 2002 and President and Chief Executive Officer of HCC Life Insurance Company since 2005. Prior to joining HCC, Mr. Kelbel was the President of USBenefits Insurance Services, Inc. and Vice President of its parent company, The Centris Group, Inc., which HCC acquired in 1999. Mr. Kelbel has over 35 years of experience in the insurance industry.	58	1999

Pamela J. Penny	Ms. Penny has served as our Executive Vice President and Chief Accounting Officer since 2008. She previously served as Senior Vice President – Finance from 2004 to November 2008. Prior to joining HCC, Ms. Penny served in varying capacities with Aegis Mortgage Corporation from 2003 to 2004 and American International Group, Inc. (formerly American General Corporation), including Senior Vice President & Controller of American General, from 1991 to 2003. Prior to that time, she was a partner in the international accounting firm KPMG LLP. Ms. Penny is a Certified Public Accountant.	58	2004

Name	Principal occupation during past five years	Age	Served HCC since

Randy D. Rinicella	Mr. Rinicella has served as our Senior Vice President, General Counsel and Secretary since 2007. Prior to joining HCC, Mr. Rinicella was Vice President, General Counsel and Secretary of Dresser-Rand Group, Inc., a publicly-traded equipment supplier to the worldwide oil, gas, petrochemical and process industries, from 2005 until 2007. Mr. Rinicella was a shareholder at the national law firm of Buchanan Ingersoll PC from 2004 until 2005, where he was a member of the firm’s corporate finance & technology practice group.	55	2007

Michael J. Schell	Mr. Schell has served as our Executive Vice President since 2002. In addition, since 2010, Mr. Schell has served as our Chief Property and Casualty Insurance Officer, with oversight for our property and casualty operations. From 2007 to 2010, Mr. Schell served as our Chief Underwriting Officer. Prior to joining HCC in 2002, Mr. Schell was with the St. Paul Companies for 25 years, most recently as President and Chief Operating Officer of St. Paul Re.	62	2002

Christopher J.B. Williams	Mr. Williams has served as our Chief Executive Officer since December 2012 and as a member of our Board of Directors since May 2007, including as Chairman of the Board from August 2008 to May 2011. He previously served as our President from May 2011 to December 2012. Before joining HCC, Mr. Williams was Chairman of Wattle Creek Winery from 2005 to May 2011. Prior to his retirement in 2005, he served as the National Director for Life, Accident & Health of Willis Re. Mr. Williams currently serves as a member of the Investment and Finance Committee and the Enterprise Risk Oversight Committee of our Board.	56	2011

Employees

At December 31, 2012, we had 1,870 employees. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

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

Item 1A. Risk Factors

Risks Relating to our Industry

Because we are a property and casualty insurer, our business may suffer as a result of unforeseen catastrophe losses.

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

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, we experienced significant losses from the 2001 terrorist attack in the U.S. and the 2011 tsunami in Japan. A large part of our exposure to catastrophes comes from our International segment, particularly related to our property, property treaty and energy businesses.

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

The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable premium levels. An increase in premium levels is often, over time, offset by an increasing supply of insurance and reinsurance capacity, either from capital provided by new entrants or by additional capital committed by existing insurers or reinsurers, which may cause prices to decrease. In addition, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly.

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

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates are based on our assessment of facts and circumstances then known, as well as estimates of future trends in severity of claims, frequency of claims, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in actuarial projections, claims handling procedures, inflation, climate change, economic and judicial trends, and legislative changes.

Volatility in the financial markets, economic events, legal/regulatory changes and other external factors may result in an increase in the number of claims and the severity of the claims reported, particularly in lines of business such as directors’ and officers’ liability, errors and omissions liability and trade credit insurance. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us.

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

We may be impacted by claims relating to economic or credit market downturns.

We write corporate directors’ and officers’ liability, errors and omissions liability and other insurance coverages for financial institutions and financial services companies. We also write trade credit business for policyholders who have credit and political risk, as well as policies in certain countries that have had adverse economic conditions. The volatility in the economy and the financial markets in the past several years has had an impact on this part of the industry. As a result, this part of the industry has been the subject of heightened scrutiny and, in some cases, investigations by regulators with respect to the industry’s actions. These events may give rise to increased claims litigation, including class action suits, which may involve our insureds. To the extent that the frequency or severity of claims relating to these events exceeds our current estimates used for establishing reserves, it could increase our exposure to losses from such claims and could have a material adverse effect on our financial position and results of operations.

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

We are subject to extensive governmental regulation and supervision. For complete information regarding the regulations to which we are subject, see Item 1, Business – Regulation. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation is generally administered by departments of insurance in each state in which we do business and includes a comprehensive framework of oversight of our operations and review of our financial position. U.S. Federal legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework that applies to our operations in that jurisdiction.

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

The Dodd-Frank Act expands the U.S. Federal government’s presence in insurance oversight, streamlines state-based regulation of reinsurance and non-admitted insurance and establishes a new Federal Insurance Office with powers over most lines of insurance other than health insurance. The Federal Insurance Office is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. As the Dodd-Frank Act calls for numerous studies and contemplates further regulation, its future impact on our results of operations or financial position cannot be determined at this time.

The European Union (EU) is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. Solvency II is expected to be implemented no earlier than 2015. The impact on us from our implementation of Solvency II will depend on the costs associated with implementation by each EU country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. In addition, the overall impact will depend on whether the U.S. regulatory regime is deemed equivalent to Solvency II, thereby reducing the costs of implementation. As such, we are currently not able to predict the impact of Solvency II on our financial position and results of operations.

The operations of certain of our subsidiaries are subject to laws and regulations, including the USA PATRIOT Act of 2001, which requires companies to know certain information about their clients and to monitor their transactions for suspicious activities. In addition, the Department of the Treasury’s Office of Foreign Assets Control administers regulations requiring U.S. persons to refrain from doing business, or allowing their clients to do business through them, with certain organizations or individuals on a prohibited list maintained by the U.S. government or with certain countries. The United Kingdom, the European Union and other jurisdictions maintain similar laws and regulations. Although we have instituted compliance programs to address these requirements, our participation in the global market could expose us to penalties under these laws.

We participate in the Lloyd’s of London market through 100% participation in Lloyd’s Syndicate 4141. The Lloyd’s Franchise Board requires annual approval of Syndicate 4141’s business plan, including maximum underwriting capacity, and may require changes to our business plan or additional capital to support our underwriting. Lloyd’s also imposes various charges and assessments on its member companies. If Lloyd’s were to require material changes in our business plans, or if charges and assessments payable by us to Lloyd’s were to increase significantly, these events could have an adverse effect on our operations and financial results. In addition, no assurances can be given as to how much business Lloyd’s will permit us to underwrite in the future. The financial security of the Lloyd’s market is regularly assessed by three independent rating agencies. A satisfactory credit rating issued by an accredited rating agency is necessary for Lloyd’s syndicates to be able to trade in certain classes of business at current levels. We would be adversely affected if Lloyd’s current ratings were downgraded.

Recent federal health care reform legislation may lead to changes in the country’s health care delivery system.

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act (collectively, the Legislation), enacted in 2010, may lead to changes in the U.S. health care delivery system. As a result of the Legislation, there may be numerous changes in the health care industry, including an increasing percentage of the population that is covered for health care costs. Currently, we do not believe the Legislation will have a material adverse effect on our business. However, as the Legislation contemplates further regulation, we are unable to assess with certainty the full impact the Legislation may have on our business.

We cannot predict the effect, if any, climate change may have on the risks we insure.

Various scientists, environmentalists, international organizations and regulators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornados, freezes, other storms and fires) in certain parts of the world. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, which may be chief contributors to global climate change. We cannot predict the impact that changing climate conditions, if any, will have on our results of operations or financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business. To the extent climate change does increase the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our financial position, results of operations and cash flows.

Our reliance on brokers subjects us to risk.

In many cases, we market our insurance (and reinsurance) through insurance (and reinsurance) brokers. Some of these brokers provide a significant portion of our gross written premium for a particular line of business. As a result, some of these brokers could demand higher payments that could put us at a competitive disadvantage and affect the way we price our products. The deterioration of our relationship with, or loss of all or a substantial portion of the business provided by, one or more brokers could have a material adverse effect on our financial position, results of operations and cash flows.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we may remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk.

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

Our underwriting success is dependent on our ability to accurately assess the risks associated with the business on which the risk is retained. We rely on the experience of our underwriting staff in assessing these risks. If we fail to accurately assess the risks we retain, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could reduce our net earnings. The underwriting process is further complicated by our exposure to unpredictable developments, including earthquakes, weather-related events and other natural catastrophes, as well as war and acts of terrorism and those that may result from volatility in the financial markets, the economic downturn and systemic risks.

Retentions in various lines of business expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance companies. The determination to not purchase reinsurance, or to reduce the amount of reinsurance we purchase, for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such lines of business and, in the event of significant losses associated with such risks or lines of business, could have a material adverse effect on our financial position, results of operations and cash flows.

If we are unable to purchase adequate reinsurance protection for some of the risks we have underwritten, we will be exposed to any resulting unreinsured losses.

We purchase reinsurance for a portion of the risks underwritten by our insurance companies, especially volatile and catastrophe-exposed risks. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine what effect catastrophic losses will have on the reinsurance market and on our ability to obtain adequate reinsurance at favorable rates. If we are unable to renew or to obtain new reinsurance facilities on acceptable terms, either our net exposures would increase or, if we are unwilling to bear such an increase in exposure, we would have to reduce the level of our underwriting commitments, especially in catastrophe-exposed risks. Either of these potential developments could have a material adverse effect on our financial position, results of operations and cash flows.

If the companies that provide our reinsurance do not pay all of our claims, we could incur severe losses.

We purchase reinsurance by transferring, or ceding, all or part of the risk we have assumed as a direct insurer to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. Through reinsurance, we have the contractual right to collect the amount reinsured from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us of our full liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers.

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

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007 for up to 85% of our losses in 2013, up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible of approximately $136.5 million in 2013.

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

At December 31, 2012, approximately 90% of our $7.0 billion investment portfolio was invested in fixed maturity securities. The fair value of these fixed maturity securities and the related investment income fluctuate depending on general economic and market conditions, including volatility in the financial markets and the economy as a whole. For our fixed maturity securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates and credit spreads, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. Mortgage-backed and asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk because the timing of cash flows that result from the repayment of principal might occur earlier than anticipated, due to declining interest rates, or extension risk when cash flows may be received later than anticipated because of rising interest rates.

Although 98% of our portfolio is investment grade, all of our fixed maturity securities are subject to credit risk. For mortgage-backed securities, credit risk exists if mortgagors default on the underlying mortgages. During an economic downturn, our state, municipal and non-U.S. sovereign bond portfolios could be subject to a higher risk of default or impairments due to declining tax bases and revenue, notwithstanding the relatively low historical rates of default on these types of obligations. If any of the issuers of our fixed maturity securities suffer financial setbacks, the ratings on the fixed maturity securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

The impact of fluctuations in the market prices of securities affects our financial statements. Because all of our fixed maturity and equity securities are classified as available for sale, changes in the fair value of these securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. The unrealized pretax net investment gain on our available for sale securities was $436.7 million, $331.1 million and $134.7 million at December 31, 2012, 2011 and 2010, respectively.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation, Fitch Ratings, Moody’s Investors Service, Inc. and/or A.M. Best Company, Inc. The financial strength ratings reflect the rating agencies’ opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities, and the continuation of those ratings at current levels cannot be assured. If our ratings are reduced from their current levels, it could affect our ability to compete for high quality business and, thus, our financial position and results of operations could be adversely affected.

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

We depend on our ability to attract, retain and provide for the succession of skilled and experienced underwriting talent and other key employees (including our CEO, President/COO, CFO, senior executive officers and executives at our operating companies) who are knowledgeable about our business. Certain of our senior underwriters and other key employees have employment agreements that are for definite terms, and there is no assurance we will retain these employees beyond the current terms of their agreements. If the quality of our underwriting team and other key personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could materially adversely affect our business.

Our strategy of acquiring other companies and underwriting teams for growth may not succeed.

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

More recently, our growth has come through hiring underwriting teams focused on new lines of business. While more limited, many of the same risks above apply. Most notably, the diversion of management attention, the assimilation of new personnel and the need to expand management, administration and operational systems are present. Also, because these are new lines of business for which we have limited experience, the results of these new lines could materially adversely affect our financial position and results of operations.

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

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts from our insurance company subsidiaries.

In the past, we have had sufficient cash flow from our non-insurance company subsidiaries to meet our corporate cash flow requirements for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. More recently, we have relied on, and in the future we may rely on, dividends from our insurance companies to meet these requirements. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, should our other sources of funds prove to be inadequate, we may not be able to receive dividends from our insurance companies at times and in amounts necessary to meet our obligations, which could materially adversely affect our financial position and liquidity.

Because we operate internationally, fluctuations in currency exchange rates may affect our assets and liabilities.

We underwrite insurance coverages that are denominated in a number of foreign currencies, and we establish and maintain our loss reserves for these policies in their respective currencies. Our principal area of exposure relates to fluctuations in exchange rates between the British pound sterling, the Euro and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have a material adverse effect on our financial position, results of operations and cash flows. We hold assets, primarily available for sale fixed maturity securities, denominated in comparable foreign currencies that are intended to economically hedge the foreign currency risk related to these reserves denominated in foreign currencies but there can be no assurances that we will be successful in these efforts.

Our information technology systems or third-party systems that we utilize or access may fail or suffer a loss of security, which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, to process our premiums and policies, to process and make claims payments, to establish our loss reserves, and to prepare our management and external financial statements and information. The failure of these systems could interrupt our operations. In addition, in the event of a disaster such as a natural catastrophe, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible for an extended period of time. These systems failures or disruptions could result in a material adverse effect on our business results. We also utilize and/or rely on computer systems developed and maintained by outsourcing relationships and key vendors. Their systems could experience the same risks, which could result in a material adverse effect on our business results.

A security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Despite the implementation of security measures, the infrastructure supporting our computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information. Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personal, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial position. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, could have a material adverse effect on our results of operations or financial condition.

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

Our major office facilities, with more than 25,000 square feet, are as follows:

Segment	Location	Square feet	Termination date of lease

U.S. Property & Casualty and Corporate headquarters	Houston, Texas	51,000	Owned
U.S. Property & Casualty	Houston, Texas	77,000	Owned
	Mount Kisco, New York	38,000	Owned
	Wakefield, Massachusetts	34,000	February 28, 2017
	Dallas, Texas	33,000	August 31, 2013
	Auburn Hills, Michigan	27,000	May 31, 2017
Accident & Health	Atlanta, Georgia	40,000	June 30, 2018
U.S. Surety & Credit	Los Angeles, California	41,000	October 31, 2016
International	London, England	30,000	December 24, 2015

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”. The intra-day high and low sales prices for quarterly periods in the last three years, as reported by the New York Stock Exchange, were as follows:

	2012		2011		2010
	High	Low	High	Low	High	Low

First quarter	$31.71	$26.62	$32.00	$29.00	$29.00	$26.29
Second quarter	32.69	29.91	33.12	30.73	28.10	23.85
Third quarter	34.46	30.06	31.90	24.66	26.57	24.10
Fourth quarter	37.65	33.74	30.33	25.32	29.18	25.66

On February 15, 2013, the last reported sales price of our common stock as reported by the New York Stock Exchange was $39.97 per share.

Shareholders

We have one class of authorized capital stock. On February 15, 2013, there were 125.1 million shares of common stock issued and 100.6 million shares of common stock outstanding held by 615 shareholders of record; however, we estimate there are approximately 56,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis were as follows:

	2012	2011	2010

First quarter	$0.155	$0.145	$0.135
Second quarter	0.155	0.145	0.135
Third quarter	0.165	0.155	0.145
Fourth quarter	0.165	0.155	0.145

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

Issuer Purchases of Equity Securities

On September 23, 2011, the Board approved the purchase of up to $300.0 million of our common stock. On August 23, 2012, the Board approved a new authorization for $300.0 million (the Plan) and cancelled $98.0 million remaining under the previous authorization. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the fourth quarter of 2012 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31, 2012	15,600	$33.94	15,600	$286,389,137
November 1 - November 30, 2012	573,338	$35.72	573,338	$265,907,563
December 1 - December 31, 2012	434,897	$37.07	434,897	$249,784,428

Total	1,023,835		1,023,835

Performance Graphs

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2007 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Property and Casualty Insurance Index. We previously used the Standard & Poor’s Composite 1500 Index and the Standard & Poor’s 1500 Multi-Line Insurance Index as comparisons to HCC. The five year total returns for the prior indices are presented in the second graph below. We believe the Standard & Poor’s 500 Index and the Standard & Poor’s 500 Property and Casualty Insurance Index are more representative of our industry peer group and our size. Both graphs assume that all dividends were reinvested.

Total Return to Shareholders

(includes reinvestment of dividends)

Company/Index	2007	2008	2009	2010	2011	2012
HCC Insurance Holdings, Inc.	$100.00	$95.09	$101.42	$107.15	$103.93	$143.35
S&P 500 Index	100.00	63.00	79.67	91.68	93.61	108.59
S&P 500 P&C Insurance Index	100.00	70.59	79.30	86.39	86.18	103.51

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2007 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s Composite 1500 Index, and the Standard & Poor’s 1500 Multi-Line Insurance Index.

Total Return to Shareholders

(includes reinvestment of dividends)

Company/Index	2007	2008	2009	2010	2011	2012
HCC Insurance Holdings, Inc.	$100.00	$95.09	$101.42	$107.15	$103.93	$143.35
S&P Composite 1500 Index	100.00	63.28	80.52	93.71	95.35	110.76
S&P 1500 Multi-Line Insurance Index	100.00	13.56	17.96	21.96	17.05	21.45

These performance graphs shall not be deemed to be incorporated by reference into our Securities and Exchange Commission filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6. Selected Financial Data

The selected consolidated financial data shown below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements and related Notes, the Schedules, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

	Years ended December 31,
	2012	2011 (5)	2010 (5)	2009 (5)	2008 (5)
	(in thousands, except per share data)

Revenue
Net earned premium	$2,242,625	$2,127,170	$2,041,924	$2,037,235	$2,007,774
Net investment income	222,634	212,271	203,819	191,965	164,751
Other operating income	30,448	35,590	44,832	82,669	61,985
Net realized investment gain (loss)	31,148	3,653	12,104	12,076	(16,808)
Other-than-temporary impairment credit losses	(1,028)	(4,679)	(425)	(5,429)	(11,133)

Total revenue	2,525,827	2,374,005	2,302,254	2,318,516	2,206,569

Expense
Loss and loss adjustment expense, net	1,305,511	1,399,247	1,213,029	1,215,759	1,211,873
Policy acquisition costs, net	281,201	266,125	255,136	240,679	250,682
Other operating expense	359,060	330,557	322,914	327,363	291,414
Interest expense	25,628	23,070	21,348	16,164	20,362

Total expense	1,971,400	2,018,999	1,812,427	1,799,965	1,774,331

Earnings before income tax expense	554,427	355,006	489,827	518,551	432,238
Income tax expense	163,187	99,763	144,731	164,683	130,118

Net earnings	$391,240	$255,243	$345,096	$353,868	$302,120

Net earnings attributable to unvested restricted stock	(6,982)	(3,864)	(3,926)	(1,928)	(449)

Net earnings attributable to common stock	$384,258	$251,379	$341,170	$351,940	$301,671

Earnings per common share
Basic	$3.84	$2.31	$3.00	$3.14	$2.63

Diluted	$3.83	$2.30	$2.99	$3.11	$2.61

Weighted average shares outstanding
Basic	100,176	109,051	113,863	112,200	114,848

Diluted	100,456	109,240	114,077	113,058	115,463

Cash dividends declared, per share	$0.64	$0.60	$0.56	$0.52	$0.47

Gross written premium	$2,784,073	$2,649,126	$2,578,908	$2,559,791	$2,498,763
Net written premium	$2,253,396	$2,182,158	$2,026,197	$2,046,289	$2,060,618

Net loss ratio (2)	58.2%	65.8%	59.4%	59.7%	60.4%
Expense ratio (3)(4)	25.4	25.3	25.6	24.9	25.4

Combined ratio (4)	83.6%	91.1%	85.0%	84.6%	85.8%

	December 31,
	2012	2011 (5)	2010 (5)	2009 (5)	2008 (5)
	(in thousands, except per share data)
Balance sheet data

Total investments	$6,950,398	$6,049,750	$5,687,095	$5,456,229	$4,804,283
Premium, claims and other receivables	549,725	688,732	635,867	600,332	770,823
Reinsurance recoverables	1,071,222	1,056,068	1,006,855	1,016,411	1,054,950
Ceded unearned premium	256,988	222,300	278,663	270,436	234,375
Goodwill	885,860	872,814	821,648	822,006	858,849

Total assets	$10,267,807	$9,597,278	$9,036,107	$8,806,416	$8,304,025

Loss and loss adjustment expense payable	3,767,850	3,658,317	3,471,858	3,492,309	3,415,230
Reinsurance, premium and claims payable	294,621	366,499	345,730	337,257	527,476
Unearned premium	1,069,956	1,031,034	1,045,877	1,044,747	977,426
Notes payable	583,944	478,790	298,637	298,483	343,649

Shareholders’ equity	$3,542,612	$3,273,982	$3,278,400	$3,013,151	$2,621,991

Book value per share (1)	$35.10	$31.45	$28.52	$26.42	$23.11

Shares outstanding	100,928	104,101	114,968	114,051	113,444

(1)	Calculated by dividing outstanding shares into total shareholders’ equity.
(2)	Calculated by dividing net incurred loss and loss adjustment expense by net earned premium.
(3)	Calculated by dividing segment underwriting expense by segment revenue.
(4)	2011 – 2008 adjusted to reflect our exit from two lines of business previously included in our Accident & Health segment. See Note 12, “Segments” to the Consolidated Financial Statements.
(5)	We adjusted certain prior period amounts to reflect our adoption of a new accounting standard in 2012. See Note 1, “General Information and Significant Accounting and Reporting Policies — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements. Adoption of this standard impacted our consolidated financial statements, as follows:

	Years ended December 31,
	2011	2010	2009	2008
	(increase (decrease), in thousands)
Statement of earnings data

Policy acquisition costs, net	$(62,009)	$(66,910)	$(67,875)	$(57,905)
Other operating expense	62,009	66,910	67,875	57,905

	December 31,
	2011	2010	2009	2008
	(decrease in thousands, except per share data)
Balance sheet data

Total assets (deferred policy acquisition costs)	$(27,975)	$(27,975)	$(27,975)	$(27,975)
Shareholders’ equity (retained earnings)	(18,032)	(18,032)	(18,032)	(18,032)
Book value per share	$(0.17)	$(0.15)	$(0.16)	$(0.16)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $39.97 on February 15, 2013, resulting in market capitalization of $4.0 billion.

We underwrite and manage a variety of largely non-correlated specialty insurance products through five insurance underwriting segments and our Investing segment. Our insurance underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. We market our insurance products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies.

Our organization is focused on generating consistent, industry-leading combined ratios. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We rely on experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce risk. By focusing on underwriting profitability, we are able to accomplish our primary objectives of maximizing net earnings and growing book value per share.

Key facts about our consolidated group as of and for the year ended December 31, 2012 are as follows:

•	We had consolidated shareholders’ equity of $3.5 billion, with a book value per share of $35.10.

•	We generated net earnings of $391.2 million, or $3.83 per diluted share.

•	We produced total revenue of $2.5 billion, of which 89% related to net earned premium and 9% related to net investment income.

•

We recognized gross losses of $84.8 million and net losses, after reinsurance and reinstatement premium, of $52.8 million from accident year catastrophes, the largest being Superstorm Sandy, mainly in our International segment.

•	Our net loss ratio was 58.2% and our combined ratio was 83.6%.

•	We recorded net favorable loss development of $70.0 million.

•	Our debt to capital ratio was 14.2%.

•	We purchased $178.7 million of our common stock at an average cost of $32.09 per share. At year-end, we had $249.8 million remaining under our current $300.0 million share buyback authorization.

•

We increased our regular quarterly cash dividend to $0.165 per share, marking the 16th consecutive year of increases in our dividend. We declared dividends of $0.64 per share and paid $64.3 million of dividends in 2012.

The following sections discuss our key operating results. The reason for any significant variations between 2011 and 2010 are the same as those discussed for variations between 2012 and 2011, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees. We adjusted certain prior period amounts to reflect our adoption of a new accounting standard in 2012 (see Note 1, “General Information and Significant Accounting and Reporting Policies — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements). We also adjusted all prior segment data to reflect our exit from two lines of business previously included in our Accident & Health segment (see Note 12, “Segments” to the Consolidated Financial Statements).

Results of Operations

Our results and key metrics for the past three years were as follows:

	2012	2011	2010

Net earnings	$391,240	$255,243	$345,096

Earnings per diluted share	$3.83	$2.30	$2.99

Net loss ratio	58.2%	65.8%	59.4%
Expense ratio*	25.4	25.3	25.6

Combined ratio*	83.6%	91.1%	85.0%

* 2011 and 2010 adjusted to reflect 2012 change in Exited Lines.

Our results include the impact of catastrophic events around the world, including these major events: 1) 2012 – Superstorm Sandy and United States storms, 2) 2011 – Japan earthquake and tsunami, Hurricane Irene, New Zealand earthquakes, United States tornados, Denmark storms and Thailand floods and 3) 2010 – Chile earthquake. These losses primarily impacted our International and U.S. Property & Casualty segments. We reinsure a portion of our exposure to catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our accident year catastrophe losses, as well as the impact on our net earnings and key metrics.

	2012	2011	2010
Gross losses	$84,751	$175,468	$44,042

Net losses	$52,390	$103,907	$22,500
Reinstatement premium, net	401	14,008	(1,154)

Total net catastrophe losses	$52,791	$117,915	$21,346

Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.34)	$(0.70)	$(0.12)
Net loss ratio (percentage points)	2.3%	5.3%	1.1%
Combined ratio (percentage points)	2.4%	5.4%	1.1%

We recognized net favorable loss development of $70.0 million in 2012, which included $21.4 million related to prior year catastrophes, compared to net adverse development of $10.1 million in 2011 and net favorable development of $22.7 million in 2010. See the “Segment Operations” section below for discussion of the impact of the catastrophe losses and the net loss development on each of our insurance underwriting segments.

Revenue

We generate our revenue from five primary sources:

•	risk-bearing earned premium produced by our insurance underwriting segments,

•	investment income earned on our consolidated investment portfolio by our Investing segment,

•	fee and commission income received from third party insurers for premium produced for them by our underwriting agencies,

•	transaction-based revenues, primarily related to residual value and mortgage reinsurance products in our U.S. Property & Casualty segment, and

•	realized investment gains and losses related to our investment portfolio.

Total revenue increased $151.8 million in 2012, compared to 2011, primarily due to higher net earned premium, net investment income and net realized investment gains. Total revenue increased $71.8 million in 2011, compared to 2010, primarily due to higher net earned premium and net investment income, offset by lower other operating income and net realized investment gains.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	2012	2011	2010
U.S. Property & Casualty	$614,694	$540,436	$538,475
Professional Liability	539,383	562,503	596,291
Accident & Health	835,796	757,097	707,103
U.S. Surety & Credit	221,468	226,312	226,866
International	531,167	517,383	453,478
Exited Lines	41,565	45,395	56,695

Total gross written premium	$2,784,073	$2,649,126	$2,578,908

U.S. Property & Casualty	$383,938	$367,296	$328,821
Professional Liability	378,138	412,262	401,562
Accident & Health	835,008	756,539	706,747
U.S. Surety & Credit	195,904	208,859	209,373
International	419,155	391,819	324,344
Exited Lines	41,253	45,383	55,350

Total net written premium	$2,253,396	$2,182,158	$2,026,197

U.S. Property & Casualty	$354,050	$333,410	$339,513
Professional Liability	394,687	410,816	425,226
Accident & Health	831,827	758,270	705,408
U.S. Surety & Credit	207,955	210,535	199,908
International	412,853	368,748	316,186
Exited Lines	41,253	45,391	55,683

Total net earned premium	$2,242,625	$2,127,170	$2,041,924

The 2012 and 2011 growth in premium from our insurance underwriting segments occurred primarily in: 1) the U.S. Property & Casualty segment, from new business lines started in 2011 and increased public risk, residual value and other premium; 2) the Accident & Health segment, from the growth of our medical stop-loss product and 3) the International segment, from new business and price increases in our energy and property treaty lines of business. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance segment.

Net investment income, which is included in our Investing segment, increased 5% in 2012 and 4% in 2011 due to growth in our investment portfolio, partially offset by the effect of reduced yields. Our fixed maturity securities portfolio increased 7% in 2012 and 13% in 2011, from $5.2 billion at December 31, 2010 to $5.9 billion at December 31, 2011 and $6.3 billion at December 31, 2012. In addition, we added publicly traded equity securities to our portfolio in 2012 and held $284.6 million at December 31, 2012. The growth in investments resulted primarily from cash flow from operations and an increase of $105.6 million in the net unrealized gain on our available for sale securities during 2012. Our investment expense increased in 2012 due to growth in the portfolio and management expenses for the equity securities.

Our other operating income primarily consists of fee and commission income related to third party agency and broker commissions and income from two financial instruments. In 2010, we terminated one of these contracts and recognized $8.0 million of revenue, which was included in our U.S. Property & Casualty segment.

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

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. Such increases or decreases are recorded as loss and loss adjustment expense in the current reporting year. Favorable development means the original ultimate loss estimate was higher than the current estimate. Adverse development means the current ultimate loss estimate is higher than the original estimate. Loss development occurs as we review our loss exposure with our actuaries, increasing or decreasing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposure changes.

The tables below detail our net loss and loss adjustment expense, the amount of net loss development included in our net loss and loss adjustment expense, and our net loss ratios on a consolidated basis and for our segments.

	2012	2011	2010
U.S. Property & Casualty	$209,286	$201,017	$191,108
Professional Liability	229,873	328,503	265,465
Accident & Health	601,076	552,292	506,994
U.S. Surety & Credit	38,535	52,206	52,940
International	189,410	233,879	143,412
Exited Lines	37,331	31,350	53,110

Net loss and loss adjustment expense	$1,305,511	$1,399,247	$1,213,029

Net (favorable) adverse loss development
U.S Property & Casualty	$2,321	$(3,145)	$(15,891)
Professional Liability	(25,897)	47,084	9,624
Accident & Health	(10,511)	(1,324)	1,374
U.S. Surety & Credit	(25,377)	(11,300)	(7,181)
International	(10,084)	(13,830)	(22,277)
Exited Lines	(463)	(7,338)	11,688

Total net (favorable) adverse loss development	(70,011)	10,147	(22,663)
Accident year catastrophe losses	52,390	103,907	22,500
All other net loss and loss adjustment expense	1,323,132	1,285,193	1,213,192

Net loss and loss adjustment expense	$1,305,511	$1,399,247	$1,213,029

U.S. Property & Casualty	59.1%	60.3%	56.3%
Professional Liability	58.2	80.0	62.4
Accident & Health	72.3	72.8	71.9
U.S. Surety & Credit	18.5	24.8	26.5
International	45.9	63.4	45.4

Consolidated net loss ratio	58.2%	65.8%	59.4%

Consolidated accident year net loss ratio	61.5%	65.3%	60.4%

Loss and loss adjustment expense decreased 7% in 2012, compared to an increase of 15% in 2011. The 2012 decrease primarily related to: 1) net favorable loss development in 2012, compared to net adverse development in 2011, 2) lower accident year catastrophe losses in 2012 and 3) a slightly lower accident year loss ratio, excluding catastrophes, in 2012. The 2011 increase was driven by: 1) higher accident year catastrophe losses, primarily in the International segment and 2) an increase in reserves in 2011 to reflect a higher ultimate loss ratio for accident year 2011 for our diversified financial products (DFP) line of business in the Professional Liability segment. Our accident year net loss ratio was higher in 2011 due to the catastrophe losses and increased DFP reserves in that year. Excluding catastrophes, our accident year net loss ratio was 59.1% for 2012, 60.0% for 2011 and 59.4% for 2010. See the “Segment Operations” section below for additional discussion of the changes in our loss and loss adjustment expense, net development and net loss ratios for each segment.

Our net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the year. The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	2012	2011	2010
Net reserves for loss and loss adjustment expense payable at beginning of year	$2,683,483	$2,537,772	$2,555,840
Net reserve additions from acquired businesses	14,705	6,261	8,110
Foreign currency adjustment	18,449	(6,108)	(21,127)
Net loss and loss adjustment expense	1,305,511	1,399,247	1,213,029
Net loss and loss adjustment expense payments	(1,272,345)	(1,253,689)	(1,218,080)

Net reserves for loss and loss adjustment expense payable at end of year	$2,749,803	$2,683,483	$2,537,772

Net paid loss ratio	56.7%	58.9%	59.7%

The amount of claims paid fluctuates year-over-year due to our mix of business, the timing of claims settlement and catastrophic events. Our net paid loss ratio decreased slightly in both 2012 and 2011 due to offsetting changes in the amount of claims paid across our different lines of business, such that our net loss payments have increased at a slower rate than our net earned premium. We commuted certain loss reserves on large contracts included in our Exited Lines for $27.5 million in 2012 and $26.7 million in 2011. The commutations had no material effect on net earnings but increased our net paid loss ratios by 1.2 and 1.3 percentage points in 2012 and 2011, respectively.

Policy Acquisition Costs

Policy acquisition costs relate to direct costs we incur to issue insurance policies, including commissions, premium taxes and compensation of our underwriters. The percentage of policy acquisition costs to net earned premium was 12.5% in all three years. We record profit commissions due from reinsurers as an offset to policy acquisition costs, which impacted our policy acquisition cost percentages as follows:

	2012	2011	2010
Profit commissions	$10,227	$17,194	$1,594
Impact of profit commissions (percentage points)	0.5%	0.8%	0.1%

After excluding profit commissions, the difference between years primarily relates to changes in the mix of business.

Other Operating Expense

Other operating expense increased 9% in 2012 and 2% in 2011. In 2012, 61% of our other operating expense related to compensation and benefits for our 1,870 employees, compared to 62% in 2011 and 61% in 2010. The 2012 increase in other operating expense was primarily due to increased compensation expense, including higher bonus expense directly related to higher pretax earnings in 2012, and the year-over-year fluctuation in foreign currency benefit/expense. The 2011 increase related to higher compensation and benefits and information technology expense. We recognized foreign currency expense of $6.2 million in 2012, compared to a benefit of $1.1 million in 2011 and expense of $1.6 million in 2010, primarily related to fluctuations in the British pound sterling.

Other operating expense included $13.2 million, $12.4 million and $13.6 million of stock-based compensation expense in 2012, 2011 and 2010, respectively. Stock-based compensation expense was lower in 2012 and 2011 due to the timing of vesting and forfeitures of awards. In 2012, we granted $11.2 million of restricted stock awards and units, with a weighted-average life of 3.2 years. At December 31, 2012, there was approximately $24.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.0 years. In 2013, we expect to recognize $9.9 million of expense for all stock-based awards outstanding at year-end 2012.

Interest Expense

Interest expense on debt and short-term borrowings was $25.6 million, $23.1 million and $21.3 million in 2012, 2011 and 2010, respectively. Our interest expense has increased due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility, primarily to fund purchases of our common stock. Interest expense included $19.3 million per year for our Senior Notes.

Income Tax Expense

Our income taxes are due to U.S. Federal, state, local and foreign jurisdictions. Our effective income tax rate was 29.4% for 2012, compared to 28.1% for 2011 and 29.5% for 2010. The higher effective rates in 2012 and 2010 are due to the relationship of pretax income and tax-exempt investment income. Our pretax income was substantially higher in 2012 and 2010 than in 2011, whereas our tax-exempt investment income increased slightly each year. The lower effective rate in 2011 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.

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

A description of the type of products, distribution channels, risk exposure and other key facts about our five insurance underwriting segments is included in the “Segment and Geographic Information” section of Item 1, Business. The following provides operational information about our five insurance underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	2012	2011	2010
Net earned premium	$354,050	$333,410	$339,513
Other revenue	18,865	23,951	31,201

Segment revenue	372,915	357,361	370,714

Loss and loss adjustment expense, net	209,286	201,017	191,108
Other expense	116,398	110,184	103,229

Segment expense	325,684	311,201	294,337

Segment pretax earnings	$47,231	$46,160	$76,377

	2012	2011	2010
Net loss ratio	59.1%	60.3%	56.3%
Expense ratio	31.2	30.8	27.8

Combined ratio	90.3%	91.1%	84.1%

Aviation	$116,236	$113,341	$115,952
E&O	61,976	73,666	95,275
Public Risk	65,281	50,440	46,409
Other	110,557	95,963	81,877

Total net earned premium	$354,050	$333,410	$339,513

Aviation	56.2%	63.7%	55.0%
E&O	70.9	70.8	79.2
Public Risk	94.1	79.8	61.8
Other	34.9	37.9	28.4

Total net loss ratio	59.1%	60.3%	56.3%

Aviation	$144,621	$154,903	$162,539
E&O	60,639	68,846	81,567
Public Risk	85,857	73,168	64,802
Other	323,577	243,519	229,567

Total gross written premium	$614,694	$540,436	$538,475

Aviation	$112,712	$117,333	$110,539
E&O	58,066	67,606	81,443
Public Risk	69,081	58,096	46,844
Other	144,079	124,261	89,995

Total net written premium	$383,938	$367,296	$328,821

Our U.S. Property & Casualty segment pretax earnings increased 2% in 2012 due to higher net earned premium and a lower net loss ratio. The segment’s pretax earnings decreased 40% in 2011 primarily due to: 1) lower net earned premium, 2) a reduced amount of favorable development in 2011 compared to 2010, 3) $6.2 million of catastrophe losses in 2011, 4) higher operating expenses and 5) the effect of a $5.0 million gain in 2010 related to termination of a derivative contract.

Net earned premium was higher in 2012 due to $14.3 million of additional premium from our new technical property, primary casualty and excess casualty underwriting teams, as well as increases in aviation, public risk, contingency, residual value and other premium. Premium grouped in Other includes numerous types of specialty insurance products, including the technical property, primary casualty and excess casualty lines of business. These new teams wrote $57.0 million of gross premium in 2012, compared to $16.7 million in 2011 and a minimal amount in 2010. In 2011 and again in 2012, we wrote less premium in some lines of business, particularly aviation and E&O, due to continued competition. Our public risk premium has grown primarily due to increased participation in one particular area of this business, as well as higher retention of the business beginning in 2011. Changes in the segment’s net written premium relative to gross written premium are due to changes in timing and the amount of our reinsurance programs.

The segment experienced accident year net catastrophe losses of $11.3 million in 2012, compared to $6.2 million in 2011, of which $7.0 million and $5.0 million, respectively, related to our public risk line of business. The segment had net adverse loss development of $2.3 million in 2012, compared to net favorable development of $3.1 million in 2011 and $15.9 million in 2010. In 2012, the segment experienced favorable development in aviation and various lines of business included in Other, which was more than offset by adverse development in the E&O and public risk lines of business. The 2011 net favorable development primarily related to offsetting favorable and adverse loss development for products grouped in Other. The 2010 net favorable loss development primarily related to an assumed quota share contract that is in runoff, as well as aviation, public risk, and smaller product lines included in Other. Aviation experienced higher 2011 accident year losses and E&O experienced higher 2010 accident year losses, as well as adverse loss development in 2010 related to the 2006 – 2009 underwriting years.

The segment’s expense ratio was higher in 2012 and 2011, primarily due to increasing compensation costs. In 2010, we terminated our interest in a derivative contract, which generated $8.0 million of other revenue and $3.0 million of other direct expenses in that year. The segment’s remaining other revenue relates to fee and commission income earned by our agencies from third party insurance companies.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	2012	2011	2010

Net earned premium	$394,687	$410,816	$425,226
Other revenue	731	912	981

Segment revenue	395,418	411,728	426,207

Loss and loss adjustment expense, net	229,873	328,503	265,465
Other expense	66,721	59,036	74,524

Segment expense	296,594	387,539	339,989

Segment pretax earnings	$98,824	$24,189	$86,218

Net loss ratio	58.2%	80.0%	62.4%
Expense ratio	16.9	14.3	17.5

Combined ratio	75.1%	94.3%	79.9%

U.S. D&O	$332,661	$359,178	$377,868
International D&O	62,026	51,638	47,358

Total net earned premium	$394,687	$410,816	$425,226

U.S. D&O	64.6%	90.3%	62.6%
International D&O	24.2	8.2	60.8

Total net loss ratio	58.2%	80.0%	62.4%

U.S. D&O	$424,099	$453,669	$498,331
International D&O	115,284	108,834	97,960

Total gross written premium	$539,383	$562,503	$596,291

U.S. D&O	$311,576	$347,834	$362,255
International D&O	66,562	64,428	39,307

Total net written premium	$378,138	$412,262	$401,562

The Professional Liability segment pretax earnings increased $74.6 million in 2012, compared to 2011, due to an improved accident year loss ratio and changes in loss development. Segment earnings decreased in 2011, compared to 2010, due to lower net earned premium and net adverse loss development, partially offset by increased income related to profit commissions due from reinsurers.

Gross written premium decreased 4% in 2012, primarily due to reduced writings in our DFP line of business (included in U.S. D&O) as we re-underwrote the DFP book of business in 2012. Gross written premium decreased 6% in 2011 because we wrote less D&O business in the United States due to pricing competition. Net written premium fluctuated year-over-year due to a change in our reinsurance program in both years.

The segment had net favorable loss development of $25.9 million in 2012, compared to net adverse development of $47.1 million in 2011 and $9.6 million in 2010. The 2012 development consisted of $9.0 million in U.S. D&O and $16.9 million in International D&O. The 2012 development related to lower than expected reported loss development in underwriting years 2003 – 2006, partially offset by higher expected losses in the 2008 underwriting year. The 2011 and 2010 development primarily related to our DFP line of business, which provides coverage for private equity partnerships, hedge funds, investment managers and similar groups. In 2011, DFP recorded $104.2 million of adverse development, as well as $37.3 million of additional losses related to our increase in the ultimate loss ratio for accident year 2011. These reserve changes resulted primarily from revised assumptions with regards to the frequency and severity of claims in the 2008 – 2011 accident years. Our U.S. D&O and International D&O lines of business had favorable development of $32.2 million and $24.9 million, respectively, in 2011, which partially offset the adverse development from DFP. The favorable D&O development related to lower than expected reported loss development in accident years 2002 – 2005.

U.S. D&O’s 2012 net loss ratio includes the impact of using DFP’s higher ultimate loss ratio in 2012 for DFP’s underwriting year 2011 premium that earned in 2012. The 2011 net loss ratio for U.S. D&O included the impact of DFP’s adverse development, partially offset by the favorable development for the U.S. D&O line of business. International D&O’s lower loss ratios in 2012 and 2011, compared to 2010, directly related to favorable development in those years.

The fluctuations in the expense ratio primarily related to profit commissions of $5.1 million in 2012 and $13.5 million in 2011, recognized in conjunction with the favorable development in those years. The profit commissions, which offset the segment’s other expense, reduced the 2012 and 2011 expense ratio by 1.3 and 3.3 percentage points, respectively. There were minimal profit commissions in 2010.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	2012	2011	2010
Net earned premium	$831,827	$758,270	$705,408
Other revenue	4,918	4,684	3,872

Segment revenue	836,745	762,954	709,280

Loss and loss adjustment expense, net	601,076	552,292	506,994
Other expense	122,232	116,336	110,942

Segment expense	723,308	668,628	617,936

Segment pretax earnings	$113,437	$94,326	$91,344

Net loss ratio	72.3%	72.8%	71.9%
Expense ratio	14.6	15.2	15.6

Combined ratio	86.9%	88.0%	87.5%

Medical Stop-loss	$776,965	$703,619	$654,335
Other	54,862	54,651	51,073

Total net earned premium	$831,827	$758,270	$705,408

Medical Stop-loss	73.7%	74.5%	73.6%
Other	52.1	51.8	49.4

Total net loss ratio	72.3%	72.8%	71.9%

Medical Stop-loss	$777,351	$703,814	$654,335
Other	58,445	53,283	52,768

Total gross written premium	$835,796	$757,097	$707,103

Medical Stop-loss	$776,965	$703,619	$654,335
Other	58,043	52,920	52,412

Total net written premium	$835,008	$756,539	$706,747

The Accident & Health segment pretax earnings increased 20% in 2012 and 3% in 2011. These increases directly related to higher net earned premium in our medical stop-loss product line and the impact of favorable loss development in 2012. Medical stop-loss premium increased in 2012 and 2011 due to growth in new business and rate increases on renewal business, which were in line with medical loss cost trends.

The segment had favorable loss development of $10.5 million and $1.3 million in 2012 and 2011, respectively, compared to adverse development of $1.4 million in 2010. The 2012 development primarily related to favorable claims activity in the medical stop-loss product line for the 2011 underwriting year.

The 2011 and 2010 information shown above has been adjusted to reflect our exit from two lines of business in 2012. See Note 12, “Segments” to the Consolidated Financial Statements.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	2012	2011	2010
Net earned premium	$207,955	$210,535	$199,908
Other revenue	843	1,247	580

Segment revenue	208,798	211,782	200,488

Loss and loss adjustment expense, net	38,535	52,206	52,940
Other expense	113,619	113,932	109,685

Segment expense	152,154	166,138	162,625

Segment pretax earnings	$56,644	$45,644	$37,863

Net loss ratio	18.5%	24.8%	26.5%
Expense ratio	54.4	53.8	54.7

Combined ratio	72.9%	78.6%	81.2%

Surety	$158,711	$164,879	$160,373
Credit	49,244	45,656	39,535

Total net earned premium	$207,955	$210,535	$199,908

Surety	16.6%	20.6%	22.8%
Credit	24.9	40.0	41.5

Total net loss ratio	18.5%	24.8%	26.5%

Surety	$159,159	$169,237	$171,595
Credit	62,309	57,075	55,271

Total gross written premium	$221,468	$226,312	$226,866

Surety	$144,573	$158,116	$164,764
Credit	51,331	50,743	44,609

Total net written premium	$195,904	$208,859	$209,373

Our U.S. Surety & Credit segment pretax earnings increased 24% in 2012, compared to 2011, due to a higher amount of favorable loss development in 2012, partially offset by a decrease in net earned premium. Segment earnings increased 21% in 2011, compared to 2010, primarily due to higher net earned premium.

Gross written premium for our surety line of business decreased in 2012, primarily due to competition and economic conditions impacting the construction industry. This reduction was partially offset by growth in premium in our credit line of business. In 2011, increased pricing for commercial surety bonds written by a company we acquired in 2009 contributed to the growth in gross written premium. Our credit premium has grown due to improved market pricing following the 2008 world-wide credit market crisis.

The segment had favorable loss development of $25.4 million in 2012, compared to $11.3 million in 2011 and $7.2 million in 2010. The 2012 development consisted of $18.0 million for surety and $7.4 million for credit. In all three years, the favorable development related to lower than expected reported loss development in both our surety and credit product lines.

The expense ratio was slightly higher in 2012 due to a decrease in net earned premium, and lower in 2011 as growth in expenses was more than offset by higher net earned premium.

International Segment

The following tables summarize the operations of the International segment.

	2012	2011	2010
Net earned premium	$412,853	$368,748	$316,186
Other revenue	5,005	5,309	7,344

Segment revenue	417,858	374,057	323,530

Loss and loss adjustment expense, net	189,410	233,879	143,412
Other expense	146,807	136,750	120,956

Segment expense	336,217	370,629	264,368

Segment pretax earnings	$81,641	$3,428	$59,162

Net loss ratio	45.9%	63.4%	45.4%
Expense ratio	35.1	36.6	37.4

Combined ratio	81.0%	100.0%	82.8%

Energy	$85,764	$66,512	$52,671
Property Treaty	100,565	90,912	47,594
Liability	76,484	81,339	81,887
Surety & Credit	71,378	73,832	69,264
Other	78,662	56,153	64,770

Total net earned premium	$412,853	$368,748	$316,186

Energy	27.1%	35.7%	22.2%
Property Treaty	24.4	80.0	58.2
Liability	33.1	34.0	43.3
Surety & Credit	122.6	56.6	41.7
Other	36.6	121.0	61.3

Total net loss ratio	45.9%	63.4%	45.4%

Energy	$136,070	$128,078	$106,902
Property Treaty	138,065	128,767	74,514
Liability	75,466	89,519	86,681
Surety & Credit	84,288	84,683	75,106
Other	97,278	86,336	110,275

Total gross written premium	$531,167	$517,383	$453,478

Energy	$88,834	$75,286	$53,063
Property Treaty	105,442	98,370	59,878
Liability	69,546	81,855	79,959
Surety & Credit	74,977	78,418	64,847
Other	80,356	57,890	66,597

Total net written premium	$419,155	$391,819	$324,344

The International segment pretax earnings increased $78.2 million in 2012, compared to 2011, due to lower accident year net catastrophe losses and an increase in net earned premium in 2012. Segment earnings decreased $55.7 million in 2011, compared to 2010, due to higher accident year net catastrophe losses and a lower amount of net favorable loss development in 2011.

Our International segment pretax earnings were impacted in all years by net catastrophe losses. The 2012 losses primarily related to Superstorm Sandy and impacted our property treaty, property (direct and facultative) and energy lines of business. In 2011, we experienced losses from catastrophes in Japan, New Zealand, Australia, the United States and Denmark. The 2011 catastrophic events impacted our energy and property treaty lines of business, as well as our property and accident and health lines (both included in Other). The 2010 catastrophe losses occurred in our property treaty and property lines, primarily related to the Chile earthquake. We reinsured a portion of our exposure to these catastrophic events and incurred net reinstatement premium for continued reinsurance coverage, which reduced 2011 net written and net earned premium. The following table summarizes the segment’s accident year catastrophe losses, as well as the impact on key metrics:

	2012	2011	2010
Gross losses	$61,893	$168,100	$44,042

Net losses	$41,063	$97,672	$22,500
Reinstatement premium, net	401	14,008	(1,154)

Total net catastrophe losses	$41,464	$111,680	$21,346

Impact of net catastrophe losses (in percentage points) on:
Net loss ratio	10.0%	27.8%	7.0%
Expense ratio	-	1.4	(0.1)

Combined ratio	10.0%	29.2%	6.9%

The segment’s increase in gross written, net written and net earned premium in 2012 was driven by higher writings in the energy, property treaty and property lines of business, related to the favorable pricing environment for these products. Net written and net earned premium also increased in 2012 due to lower reinstatement premium related to catastrophic events in 2012, compared to 2011. The increase in premium in 2011 principally related to our property treaty business, which we began to write in late 2009. In addition, in 2011, we wrote more energy business due to industry rate increases and expansion of our wind storm aggregates and retained a higher percentage of this business. Premium reported in Other decreased in 2011, primarily because we incurred $8.0 million of reinstatement premium related to the 2011 catastrophe losses and wrote less property business compared to 2010, which included short-tail business that was substantially reinsured.

The segment had net favorable loss development of $10.1 million in 2012, compared to $13.8 million in 2011 and $22.3 million in 2010. The three years included $18.9 million, $7.6 million and $11.6 million, respectively of favorable development related to prior years’ catastrophe losses, primarily in our energy and property lines of business. The favorable catastrophe development in 2012 related to Hurricane Irene, the Japan earthquake and tsunami, and other 2011 events. The favorable catastrophe development in both 2011 and 2010 primarily related to the 2008 and 2005 hurricanes in the United States.

Our International segment had net adverse non-catastrophe development in 2012 and net favorable non-catastrophe development in 2011 and 2010. The non-catastrophe development in 2012 included favorable development on the 2010 and prior accident years for our energy and U. K. professional liability (included in Liability) lines of business and adverse development for our surety & credit line of business related to a specific class of Spanish surety bonds, the majority of which were written prior to 2006. The non-catastrophe development in 2011 included favorable development on the 2010 and prior accident years for our U.K. professional liability and energy lines. Partially offsetting this was adverse development on our employers’ liability and public liability lines for the 2010 accident year, as well as the specific class of Spanish surety bonds discussed above. The non-catastrophe favorable development for 2010 was for our U.K. professional liability and energy lines, in both cases related to the 2004 – 2008 underwriting years.

The segment’s expense ratio decreased year-over-year due to growth in net earned premium. The 2011 expense ratio was negatively impacted by the reduction in net earned premium due to reinstatement premium related to catastrophe losses.

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

The following tables summarize the results and certain key metrics of our Investing segment.

	2012	2011	2010

Fixed maturity securities	$221,535	$212,022	$202,814
Equity securities	3,959	-	-
Short-term investments	620	537	900
Other investments and deposits	2,856	4,486	4,344
Net realized investment gain	31,148	3,653	12,104
Other-than-temporary impairment credit losses	(1,028)	(4,679)	(425)
Investment expenses	(6,336)	(4,774)	(4,239)

Segment pretax earnings	$252,754	$211,245	$215,498

Fixed maturity securities:
Average yield *	3.9%	3.9%	4.1%
Average tax equivalent yield *	4.7%	4.8%	5.0%
Weighted-average life	8.2 years	7.6 years	7.5 years
Weighted-average duration	4.7 years	5.0 years	5.5 years
Weighted-average rating	AA	AA	AA+

* Excluding realized and unrealized gains and losses.

In 2012, we began investing in bank loans (classified as Corporate securities), which we expect will generate attractive yields and lower our overall duration without altering the weighted-average rating of the portfolio. We also began investing in global publicly traded equity securities. These investments in equity securities are focused on stable companies with a track record of above-market dividend yields. At December 31, 2012, our investments included $132.8 million of bank loans and $284.6 million of equity securities. The weighted-average duration of our fixed maturity securities portfolio dropped during the past three years, primarily due to the impact of lower market interest rates on our municipal securities with call options and structured securities with prepayment options. The decline in the weighted-average rating of our fixed maturity securities portfolio at year-end 2011 was a direct result of Standard & Poor’s Corporation’s downgrade of the U.S. government debt rating in August 2011.

The methodologies used to determine the fair value of our investments are described in Note 3, “Fair Value Measurements” in the Consolidated Financial Statements. This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2012 and 2011.

	December 31, 2012		December 31, 2011
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$199,607	3%	$302,677	5%
Fixed income securities of states, municipalities and political subdivisions	1,065,811	15	1,085,341	18
Special purpose revenue bonds of states, municipalities and political subdivisions	2,200,331	32	1,863,888	31
Corporate securities	1,315,170	19	956,617	16
Residential mortgage-backed securities	664,887	10	1,100,086	18
Commercial mortgage-backed securities	524,289	8	256,124	4
Asset-backed securities	33,275	-	34,746	1
Foreign government securities	278,411	4	280,457	4
Equity securities	284,639	4	-	-
Short-term investments	363,053	5	133,917	2
Other investments	20,925	-	35,897	1

Total investments	$6,950,398	100%	$6,049,750	100%

Our total investments increased $900.6 million in 2012, principally from: 1) operating cash flow, 2) consolidation of our Lloyd’s of London Syndicate 4040 upon its merger into Syndicate 4141 as of January 1, 2012 and 3) a $105.6 million increase in the pretax net unrealized gain associated with our available for sale securities in 2012. At December 31, 2012, the net unrealized gain on our available for sale portfolio was $436.7 million, compared to $331.1 million at December 31, 2011. We held $363.1 million of short-term investments at December 31, 2012 as certain long-term securities purchases were pending settlement at year-end.

The average tax equivalent yield of our fixed maturity securities portfolio was 4.7%, 4.8% and 5.0% in 2012, 2011 and 2010, respectively. These yields reflect general declines in market interest rates over this period, partially offset by longer average duration of our new investments. Our general policy has been to hold our available for sale securities through periods of fluctuating interest rates. We sell securities and recognize realized gains and losses from these sales if we can reinvest the proceeds at a higher effective yield or if the security has credit-related issues. We recognized net realized investment gains of $31.1 million in 2012, $3.7 million in 2011 and $12.1 million in 2010. We realized other-than-temporary impairment credit losses through pretax earnings of $1.0 million in 2012, $4.7 million in 2011 and $0.4 million in 2010.

The ratings of our individual securities within our fixed maturity securities portfolio at December 31, 2012 were as follows:

	Fair value	%
AAA	$884,506	14%
AA	3,739,618	60
A	1,204,142	19
BBB	323,181	5
BB and below	130,334	2

Total fixed maturity securities	$6,281,781	100%

The table below indicates the contractual or expected maturity distribution of our fixed maturity securities at December 31, 2012. In the table, we allocated the maturities of our mortgage-backed and asset-backed securities based on the expected future principal payments. The weighted-average life of our mortgage-backed and asset-backed securities is approximately 5.5 years based on expected future cash flows.

	Non-structured		Mortgage-backed and
	securities at		asset-backed securities
	amortized cost		at amortized cost		Total
	Amount	%	Amount	%	Amount	%
One year or less	$300,842	6%	$17,290	2%	$318,132	6%
One year to five years	1,101,203	24	600,555	52	1,701,758	29
Five years to ten years	1,411,731	30	470,320	41	1,882,051	32
Ten years to fifteen years	936,809	20	60,109	5	996,918	17
More than fifteen years	957,573	20	-	-	957,573	16

Total fixed maturity securities	$4,708,158	100%	$1,148,274	100%	$5,856,432	100%

At December 31, 2012, we held $2.2 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA at December 31, 2012. Within our municipal bond portfolio, we held $386.2 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At December 31, 2012, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) education – 24%, 2) transportation – 21%, 3) water and sewer – 18% and 4) electric – 15%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at December 31, 2012. Although recent economic conditions in the United States may reduce the sources of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At December 31, 2012, we held a commercial mortgage-backed securities portfolio with a fair value of $524.3 million, an average rating of AA+ and an average loan-to-value ratio of 67%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.

Some of our fixed maturity securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occurs earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occurs later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time.

At December 31, 2012, we held corporate securities issued by foreign corporations with an aggregate fair value of $533.6 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $278.4 million. The following table details our holdings of foreign debt at December 31, 2012.

	Corporate debt
	Financial institutions		Non-financial institutions		Sovereign debt and agencies
	Cost or		Cost or		Cost or		Total
	amortized	Fair	amortized	Fair	amortized	Fair	fair
Country	cost	value	cost	value	cost	value	value
United Kingdom	$60,268	$65,522	$94,323	$99,198	$24,570	$25,609	$190,329
Germany	12,132	12,507	22,488	23,676	96,860	102,636	138,819
The Netherlands	33,542	35,349	63,970	65,968	27,660	30,605	131,922
France	26,940	27,670	44,942	47,140	39,964	43,383	118,193
Canada	11,992	12,214	25,980	27,592	12,734	12,872	52,678
Supranational (1)	-	-	-	-	46,380	48,204	48,204
Switzerland	38,157	40,330	-	-	-	-	40,330
Sweden	17,537	18,463	8,115	8,200	-	-	26,663
Norway	5,456	5,556	7,496	8,103	-	-	13,659
Australia	-	-	10,300	10,966	-	-	10,966
Finland	2,577	2,507	-	-	6,292	7,405	9,912
Belgium	-	-	6,869	7,358	-	-	7,358
Other (2)	5,387	5,598	9,277	9,673	7,454	7,697	22,968

Total foreign debt	$213,988	$225,716	$293,760	$307,874	$261,914	$278,411	$812,001

(1)	Supranational represents investments in European Bank for Reconstruction and Development, European Investment Bank, Inter-American Development Bank, and International Bank for Reconstruction and Development.
(2)	Includes all countries whose total foreign debt is individually less than $5.0 million.

Corporate & Other

Our Corporate & Other category includes operations not related to our segments, including unallocable corporate operating expenses, consolidated interest expense and foreign currency expense (benefit), and underwriting results of our Exited Lines of business.

The following table summarizes activity in the Corporate & Other category.

	2012	2011	2010

Net earned premium	$41,253	$45,391	$55,683
Other revenue	86	(513)	854

Total revenue	41,339	44,878	56,537

Loss and loss adjustment expense, net	37,331	31,350	53,110
Other expense – Exited Lines	7,713	9,080	11,263
Other expense – Corporate	61,083	53,027	48,191
Interest expense	25,132	22,494	20,592
Foreign currency expense (benefit)	6,184	(1,087)	16

Total expense	137,443	114,864	133,172

Pretax loss	$(96,104)	$(69,986)	$(76,635)

The 2011 and 2010 amounts for net earned premium, loss and loss adjustment expense, and other expense – Exited Lines have been adjusted to reflect the addition of two product lines previously included in the Accident & Health segment. Net earned premium decreased year-over-year as we wrote less business related to our exited HMO and medical excess reinsurance products. Premium related to the other products included in Exited Lines was insignificant in all years. The majority of the loss and loss adjustment expense relates to the HMO and medical excess reinsurance products, which had higher losses in 2012 compared to 2011.

The Exited Lines had net favorable loss development of $0.5 million and $7.3 million in 2012 and 2011, respectively, and adverse development of $11.7 million in 2010. The Exited Lines incur operating costs primarily for claims personnel and facilities.

Our Corporate expenses not allocable to the segments increased $8.1 million in 2012, compared to 2011, principally due to higher employee compensation and benefit costs, including increased bonus expense due to higher profitability, and incremental expense related to our new technology systems. Corporate expenses not allocable to the segments increased $4.8 million in 2011, compared to 2010, due to higher information technology costs related to implementation of a company-wide financial reporting system and higher salary and employee benefit costs. Our interest expense increased year-over-year due to a higher amount of outstanding borrowings on our $600 million Revolving Loan Facility.

The impact of foreign currency fluctuated period-over-period primarily due to the strengthening of the British pound sterling relative to the U.S. dollar in 2012. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit or expense related to loss reserves is recorded through the income statement, while the foreign currency benefit or expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit or expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow, 2) a $7.0 billion investment portfolio that is available for sale, 3) our revolving loan and standby letter of credit facilities, 4) the availability of dividends from our subsidiaries and 5) a $1.0 billion shelf registration, which are discussed below.

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

We generated cash from operations of $661.1 million in 2012, $421.3 million in 2011 and $415.2 million in 2010. The components of our net operating cash flows are summarized in the following table.

	2012	2011	2010
Net earnings	$391,240	$255,243	$345,096
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	2,498	(68,810)	(16,655)
Change in unearned premium, net	4,082	41,377	(3,607)
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	75,389	133,471	4,625
Change in accounts payable and accrued liabilities	100,091	17,538	31,032
(Gain) loss on investments	(30,120)	1,026	(12,168)
Other, net	117,967	41,431	66,877

Cash provided by operating activities	$661,147	$421,276	$415,200

We generated $239.9 million more cash flow from operating activities in 2012 than in 2011. The increase was primarily from additional premium collections. In addition, certain collateral held by our surety businesses, for which we record a liability within accounts payable and accrued liabilities, provided a net $96.6 million of cash flow from operating activities in 2012 and $32.7 million in 2010, compared to a net reduction of $8.3 million in 2011. Our cash flow from operating activities was reduced $27.5 million in 2012 and $26.7 million in 2011 for payments we made to commute large contracts in our assumed accident and health reinsurance business reported in Exited Lines.

Investments

At December 31, 2012, we held a $7.0 billion investment portfolio, which included $363.1 million of liquid short-term investments. All of the portfolio is classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities and other investments, to generate cash if needed. See the “Investing Segment” section above for additional information about our investment portfolio. The parent company held $494.4 million of cash and investments, which are available to cover the holding company’s required cash disbursements in 2013.

Revolving Loan and Standby Letter of Credit Facilities

We maintain a $600.0 million Revolving Loan Facility (Facility), of which $305.1 million of available capacity remained at December 31, 2012. During 2012 and 2011, we used the Facility to fund repurchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock in 2013. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Facility expires in 2015, and the Standby Facility expires in 2016. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional information related to the Facilities and our long-term indebtedness.

Subsidiary Dividends

HCC’s obligations include servicing outstanding debt and interest, paying dividends to shareholders, purchasing HCC’s common stock, and paying corporate expenses. The principal assets of HCC are the shares of capital stock of its insurance company subsidiaries. A significant percentage of HCC’s profit is earned in our insurance companies, which has generated available capital in these companies. As a result, HCC receives dividends paid by our insurance companies. HCC can utilize these dividends for any purpose, including paying down debt, paying dividends to shareholders, funding acquisitions, purchasing our common stock and paying operating expenses.

In 2012, 2011 and 2010, our domestic and foreign insurance companies paid HCC dividends of $262.4 million, $248.2 million and $285.7 million, respectively. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $293.5 million in dividends in 2013 without obtaining special permission from U.S. state regulatory authorities.

Share Purchases

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

During 2012, we purchased $178.7 million, or 5.6 million shares, at an average cost of $32.09 per share, of which $50.2 million, or 1.4 million shares, were purchased under the Plan. Since our repurchase program began in 2008, we have purchased $686.2 million, or 24.2 million shares at a weighted-average cost of $28.37 through December 31, 2012. At February 15, 2013, $235.1 million of repurchase authority remains under the Plan.

Shelf Registration

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

Our insurance companies have sufficient resources to pay potential claims. Based on historical payment patterns and claims history, we project that our insurance companies will pay approximately $1.4 billion of claims in 2013. We also project that they will collect approximately $0.4 billion of reinsurance recoveries in 2013. In addition to expected cash flow from their 2013 operations, these companies have $6.4 billion of investments as of December 31, 2012 that are available to fund claims payments, if needed.

The average duration of claims in many of our lines of business is relatively short. However, we write D&O, E&O and casualty insurance, all of which have a longer claims duration than our other products. We consider these different claims payment patterns in determining the duration of our investment portfolio. The weighted-average duration of all claims was approximately 2.2 years in 2012 and 2.5 years in both 2011 and 2010. The weighted-average duration of our fixed maturity securities was 4.7 years, 5.0 years and 5.5 years in 2012, 2011 and 2010, respectively. The longer duration of our fixed maturity securities reflects the effects of the investment of our capital.

Contractual Obligations

The following table summarizes our total contractual cash payment obligations by estimated payment date at December 31, 2012.

		Estimated payment dates
	Total	2013	2014 - 2015	2016 - 2017	Thereafter
Gross loss and loss adjustment expense payable (1):
U.S. Property & Casualty	$668,824	$291,325	$260,745	$79,352	$37,402
Professional Liability	1,754,824	442,474	685,423	391,440	235,487
Accident & Health	242,600	242,474	126	-	-
U.S. Surety & Credit	109,790	63,340	35,948	7,178	3,324
International	734,779	301,028	269,283	96,725	67,743
Exited Lines	257,033	108,064	62,784	31,570	54,615

Total gross loss and loss adjustment expense payable	3,767,850	1,448,705	1,314,309	606,265	398,571
Life and annuity policy benefits	58,641	1,724	3,296	3,103	50,518
6.30% Senior Notes (2)	432,300	18,900	37,800	37,800	337,800
$600.0 million Revolving Loan Facility (3)	296,239	5,147	291,092	-	-
Operating leases	48,925	11,770	21,208	12,540	3,407
Earnout liability (4)	11,847	6,482	5,365	-	-
Indemnifications (5)	8,334	1,695	3,691	2,642	306
Purchase obligations (6)	6,189	3,405	2,784	-	-

Total obligations	$4,630,325	$1,497,828	$1,679,545	$662,350	$790,602

In preparing the contractual obligations table, we made the following estimates and assumptions:

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next by line of business will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	The 6.30% Senior Notes are due in 2019. We pay interest semi-annually on May 15 and November 15, which is included in the above table.

(3)	The $600.0 million Revolving Loan Facility expires in March 2015. In the above table, the outstanding borrowings of $285.0 million at December 31, 2012 are shown in 2015 with the annual interest of 137.5 basis points on the outstanding balance and the annual commitment fee of 20 basis points on the unused balance shown in each applicable year.

(4)	See Note 5, “Goodwill” to the Consolidated Financial Statements for information related to our earnout liability.

(5)	See Note 13, “Commitments and Contingencies — Indemnifications” to the Consolidated Financial Statements for information related to our indemnifications.

(6)	Purchase obligations primarily relate to agreements with vendors to purchase maintenance and administrative services for our technology systems and to license software.

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

A portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue but also higher claims payments. Inflation also may have a negative impact on insurance and reinsurance operations by causing higher claims settlements than originally estimated, without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claims reserves, although we do consider market trends in our quarterly reserve reviews.

Inflation can also affect interest rates. A significant increase in interest rates could increase our net investment income related to newly invested cash flow and could also have a material adverse effect on the fair value of our investments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. See Item 7A., Quantitative and Qualitative Disclosures About Market Risk – Interest Rate Risk for additional disclosures about the impact of changes in market interest rates on our fixed maturity securities and Revolving Loan Facility.

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

The following table shows our recorded net reserves by segment, as well as the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries, as of December 31, 2012.

	Recorded	Actuarial	Low end of	High end of
	net reserves	point estimate	actuarial range	actuarial range
Total net reserves	$2,749,803	$2,604,730	$2,423,186	$2,871,746

U.S. Property & Casualty	$460,427	$462,210	$418,310	$526,652
Professional Liability	1,236,456	1,136,330	965,881	1,363,596
Accident & Health	242,507	242,664	218,605	267,958
U.S. Surety & Credit	97,163	86,250	78,036	98,777
International	503,836	474,921	450,525	548,917
Exited Lines	209,414	202,355	180,823	246,160

Total net reserves	$2,749,803

The excess of the total recorded net reserves over the actuarial point estimate was 5.3% of recorded net reserves at December 31, 2012, compared to 4.2% at December 31, 2011. The percentage will vary each year, in total and by segment, depending upon current economic events, the nature of the underlying products and their potential volatility, severity of claims reported in the current year, historical development patterns and management’s judgment about these factors.

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

Line of business	Products	Underwriting	Duration	Speed of claim reporting	Reserve volatility

U.S. Property & Casualty	Aviation	Direct and subscription	Medium	Fast	Medium
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium
	Property	Direct and assumed	Short	Fast	Low
	Casualty	Direct	Long	Moderate	High

Professional Liability	D&O liability	Direct and subscription	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium

Accident & Health	Medical stop-loss	Direct	Short	Fast	Low
	Other medical	Direct	Short	Fast	Low

U.S. Surety & Credit	Surety	Direct	Medium	Fast	Low
	Credit	Direct	Medium	Fast	Low

International	Energy	Subscription	Medium	Moderate	Medium
	Property	Subscription	Short	Fast	Low
	Property treaty	Assumed	Short	Fast	Medium
	Surety & credit	Direct	Medium	Fast	Medium
	Marine	Subscription	Medium	Moderate	Medium
	Accident & health	Direct and assumed	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium to high

Exited Lines	Accident & health	Assumed	Long	Slow	High
	Medical malpractice	Direct	Medium to long	Moderate	Medium to high
	Other medical	Assumed	Short	Fast	Medium

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Assumed reinsurance represented 13% of our gross written premium in both 2012 and 2011, and 14% of our gross reserves ($519.8 million of $3.8 billion) at December 31, 2012 compared to 16% at December 31, 2011. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium.

The property treaty reinsurance business written in our International segment covers catastrophic risks worldwide. Our internal staff underwrites the business, which is placed by major brokers. Given the nature and size of these large losses, the brokers report these claims to us quickly. We establish loss reserves ($85.8 million at December 31, 2012) for this assumed reinsurance using a combination of our internal models, external sources that independently model catastrophic losses, and estimates provided by our insureds.

We assume facultative reinsurance business in our U.S. Property & Casualty, Professional Liability and International segments. This business includes reinsurance of a company’s captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. We establish loss reserves ($221.1 million at December 31, 2012) for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable direct business. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business.

We have reserves ($39.1 million at December 31, 2012) for assumed quota share surplus lines business, which we discontinued writing in 2008, in our U.S. Property & Casualty segment. Case reserves are reported directly to us by the cedant. We establish incurred but not reported (IBNR) reserves based on our estimates using the same methods and assumptions we would use to set reserves for comparable direct business. We have not had any disputes with the cedant.

Our Exited Lines include reserves for run-off assumed accident and health reinsurance business ($147.5 million at December 31, 2012), which is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take more than twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. This business is subject to late reporting of claims by cedants and state guaranty associations. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ operations to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with cedants related to claims or coverage issues are negotiated to resolution or settled through arbitration. We have commuted a portion of these reserves over the past ten years to reduce our exposure to adverse development. Based on the higher risk of the underlying insurance product and the potential for late reported claims, management believes there may be greater volatility in loss development for this product than for our other product lines.

We underwrite and administer the claims for medical excess products, which we moved to Exited Lines in 2012. This business, although very similar to our direct medical stop-loss business, is written as excess reinsurance of HMOs, hospitals and other insurance companies. We establish loss reserves ($24.7 million at December 31, 2012) using the same methods and assumptions we would use to set reserves for comparable direct business. Disputes, if any, are administered in the normal course of business.

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

We determine our IBNR reserves by subtracting case reserves from our total estimated loss reserves, which are based on the ultimate expected losses for each product. The level of IBNR reserves in relation to total reserves depends upon the characteristics of the specific products within each segment, particularly related to the speed with which losses are reported and outstanding claims are paid. Segments that contain products for which losses are reported moderately or slowly will have a higher percentage of IBNR reserves than segments with products that report and settle claims more quickly.

Based on our reserving techniques, estimation processes and past results, we believe that our net reserves are adequate.

The following tables show the composition of our gross, ceded and net reserves by segment at December 31, 2012 and 2011.

				% net
				IBNR to
				net total
December 31, 2012	Gross	Ceded	Net	reserves

Case reserves:
U.S. Property & Casualty	$324,064	$106,963	$217,101
Professional Liability	666,113	191,572	474,541
Accident & Health	184,693	58	184,635
U.S. Surety & Credit	25,226	5,247	19,979
International	377,483	132,416	245,067
Exited Lines	178,826	42,769	136,057

Total case reserves	1,756,405	479,025	1,277,380

IBNR reserves:
U.S. Property & Casualty	344,760	101,434	243,326	53%
Professional Liability	1,088,711	326,796	761,915	62
Accident & Health	57,907	35	57,872	24
U.S. Surety & Credit	84,564	7,380	77,184	79
International	357,296	98,527	258,769	51
Exited Lines	78,207	4,850	73,357	35

Total IBNR reserves	2,011,445	539,022	1,472,423	54%

Total loss and loss adjustment expense payable	$3,767,850	$1,018,047	$2,749,803

December 31, 2011

Case reserves:
U.S. Property & Casualty	$327,491	$115,052	$212,439
Professional Liability	657,343	196,067	461,276
Accident & Health	153,872	67	153,805
U.S. Surety & Credit	23,763	3,409	20,354
International	355,598	118,008	237,590
Exited Lines	228,767	45,157	183,610

Total case reserves	1,746,834	477,760	1,269,074

IBNR reserves:
U.S. Property & Casualty	359,841	110,674	249,167	54%
Professional Liability	1,040,896	305,332	735,564	61
Accident & Health	45,726	49	45,677	23
U.S. Surety & Credit	84,212	9,153	75,059	79
International	288,247	60,856	227,391	49
Exited Lines	92,561	11,010	81,551	31

Total IBNR reserves	1,911,483	497,074	1,414,409	53%

Total loss and loss adjustment expense payable	$3,658,317	$974,834	$2,683,483

Reinsurance Recoverables

We retain underwriting risk in order to retain a greater proportion of expected underwriting profits. Annually, we analyze our threshold for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type, and then we structure our reinsurance programs. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We have chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and limits are within our risk tolerance.

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

Our reinsurance recoverables represented 30% and 32% of our shareholders’ equity at December 31, 2012 and 2011, respectively. A high percentage of our reinsurance recoverables relates to our D&O business, where it takes longer for claims reserves to result in paid claims.

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our Reinsurance Security Policy Committee carefully monitors the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing basis. The Committee uses objective criteria to select and retain our reinsurers, with standards including: 1) minimum surplus of $250 million, 2) minimum capacity of £100 million for Lloyd’s syndicates, 3) a financial strength rating of “A–” or better from A.M. Best Company, Inc. or Standard & Poor’s Corporation, 4) an unqualified opinion on the reinsurer’s financial statements from an independent audit, 5) approval from the reinsurance broker, if a party to the transaction and 6) a minimum of five years in business for non-U.S. reinsurers. The Committee approves exceptions to these criteria when warranted.

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible credit loss. We monitor reinsurance recoverables to ensure diversification of credit risk by reinsurer. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We constantly monitor the collectability of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

We maintain a reserve for potential collectability issues, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end based on recoverable balances that are past due or in dispute. The reserve was $1.5 million at December 31, 2012, compared to $1.9 million at December 31, 2011. While we believe the year-end reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability, taking in consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will be not be realized, we establish a valuation allowance for that deferred tax asset. Although realization is not assured, we believe that, as of December 31, 2012, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our annual goodwill impairment test as of June 30, 2012, which is consistent with the timeframe for our annual assessment in prior years. In 2012, we elected to perform a qualitative assessment for each of our five reporting units to determine whether further impairment testing would be necessary. We considered general economic conditions, industry and market conditions, our financial performance, key events and circumstances that could affect fair value using the income and market approaches, and additional factors such as significant changes in reporting unit management and regulatory factors. Based on our assessment, we determined that is it more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2012. In addition, we had no indicators of impairment at December 31, 2012.

In years where we assess goodwill for impairment by determining the fair value of each reporting unit, we consider three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilize the income and market valuation approaches and base our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimate the present value of each reporting unit’s expected cash flows to determine the fair value. We utilize estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determine fair value of each reporting unit based on market participant data, and use those results to test the reasonableness and validity of the income approach results.

We will conduct our next annual goodwill impairment test as of June 30, 2013, unless other events occur that indicate there is an impairment in our goodwill prior to that date.

Accounting Guidance Adopted in 2012

See Note 1, “General Information and Significant Accounting and Reporting Policies — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements for a description of recently adopted accounting guidance related to policy acquisition costs and its retrospective impact on our prior year consolidated financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt, as well as foreign currency exchange rate risk.

Interest Rate Risk

To manage the exposures of our investment risks, we generally invest in investment grade securities with characteristics of duration and liquidity to reflect the underlying characteristics of the insurance liabilities of our insurance companies. We have not used derivatives to manage any of our investment-related market risks. The value of our portfolio of fixed maturity securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed maturity securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities and on equity securities that have no maturity date.

The fair value of our fixed maturity securities was $6.3 billion at December 31, 2012, compared to $5.9 billion at December 31, 2011. If market interest rates were to change 100 basis points, the fair value of our fixed maturity securities would have changed approximately $295.0 million before tax at December 31, 2012. This compares to a change in fair value of approximately $294.0 million before tax at December 31, 2011 for the same 100 basis points change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our 6.30% Senior Notes are not subject to interest rate changes. Our $600.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2012, we had outstanding borrowings of $285.0 million under the Facility. If average interest rates increased by 100 basis points during 2013 as compared to 2012, our projected 2013 interest expense would increase by approximately $2.9 million. If average interest rates had increased by 100 basis points during 2012 as compared to 2011, our 2012 interest expense would have increased by approximately $2.0 million.

Equity Risk

Our portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of our equity securities was $305.6 million at December 31, 2012, compared to $35.7 million at December 31, 2011. If the market price of our equity securities had changed by 10%, the fair value of our equity portfolio would have changed $30.6 million at December 31, 2012 and $3.6 million at December 31, 2011.

Foreign Exchange Risk

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. The table below (in thousands) shows the net assets of these subsidiaries grouped by functional currency and converted to U.S. dollars at December 31, 2012 and 2011. It also shows the expected dollar change in net assets that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2012		2011
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value

British pound sterling	$22,934	$2,293	$27,383	$2,738
Euro	104,762	10,476	116,703	11,670

In 2012, we entered into a forward contract to sell 45.0 million Euros ($59.5 million at December 31, 2012 rate of exchange) for U.S. dollars in September 2013 as a hedge of a portion of our net investment in a subsidiary that has the Euro as its functional currency. The fair value of the forward contract was a $3.2 million liability at December 31, 2012. A 10% increase (decrease) in the value of the Euro relative to the U.S. dollar would result in a $5.9 million decrease (increase) in the fair value of the forward contract.

The table below (in thousands) shows, for subsidiaries with a U.S. dollar functional currency, the net amount of significant foreign currency balances converted to U.S. dollars at December 31, 2012 and 2011. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2012		2011
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value

British pound sterling	$15,896	$1,590	$13,813	$1,381
Euro	11,322	1,132	3,343	334
Canadian dollar	5,406	541	7,079	708

We hold available for sale fixed maturity securities denominated in non-functional currencies to economically hedge the foreign currency risk related to reserves denominated in those currencies. The impact of changes in currency exchange rates on available for sale securities is reported in other comprehensive income, while the impact of changes in exchange rates on reserves and other assets and liabilities is reported in net earnings.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2012.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information regarding our Directors, Executive Officers and Corporate Governance required by this Item 10 is incorporated by reference to the sections “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 11.   Executive Compensation

The information regarding Executive Compensation required by this Item 11 is incorporated by reference to the sections “2012 Director Compensation Table,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012, with respect to compensation plans under which our equity securities are authorized for issuance. All such plans were approved by our shareholders.

		Weighted-	Number of securities
		average	remaining available
	Number of securities	exercise price of	for future issuance
	to be issued upon	outstanding	under equity
	exercise of	options,	compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,659,016	$27.33	3,620,666

*	The total in column (a) includes 145,416 restricted stock units issued under our equity incentive plan. These restricted stock units are not included in the calculation of weighted-average exercise price in column (b).

The other information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 is incorporated by reference to the section “Stock Ownership Information” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions, and Director Independence required by this Item 13 is incorporated by reference to the section “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

Item 14.   Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services required by this Item 14 is incorporated by reference to the sections “Corporate Governance” and “Proposal 3 – Ratification of Our Independent Registered Public Accounting Firm for 2013” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2012.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) Financial Statement Schedules

The financial statements and supplementary financial information listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits on page 68 are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC INSURANCE HOLDINGS, INC. (Registrant)

Dated: February 27, 2013	By:	/s/ Christopher J.B. Williams
(Christopher J.B. Williams)
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER J.B. WILLIAMS	Director, Chief Executive Officer	February 27, 2013

(Christopher J.B. Williams)	(Principal Executive Officer)

/s/ EMMANUEL T. BALLASES*	Director	February 27, 2013

(Emmanuel T. Ballases)

/s/ JUDY C. BOZEMAN*	Director	February 27, 2013

(Judy C. Bozeman)

/s/ FRANK J. BRAMANTI*	Director	February 27, 2013

(Frank J. Bramanti)

/s/ WALTER M. DUER*	Director	February 27, 2013

(Walter M. Duer)

/s/ JAMES C. FLAGG, PH.D.*	Director	February 27, 2013

(James C. Flagg, Ph.D.)

/s/ THOMAS M. HAMILTON*	Director	February 27, 2013

(Thomas M. Hamilton)

/s/ LESLIE S. HEISZ*	Director	February 27, 2013

(Leslie S. Heisz)

/s/ BRAD T. IRICK	Executive Vice President	February 27, 2013

(Brad T. Irick)	and Chief Financial Officer

/s/ JOHN N. MOLBECK, JR.*	Director	February 27, 2013

(John N. Molbeck, Jr.)

/s/ ROBERT A. ROSHOLT*	Director and Chairman of the Board	February 27, 2013

(Robert A. Rosholt)

/s/ J. MIKESELL THOMAS*	Director	February 27, 2013

(J. Mikesell Thomas)

/s/ PAMELA J. PENNY	Executive Vice President	February 27, 2013

(Pamela J. Penny)	and Chief Accounting Officer

*By:	/s/ PAMELA J. PENNY
Pamela J. Penny, Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number
3.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).
3.2	—	Second Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 25, 2012).
4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Registration No. 33-48737) filed on October 27, 1992).
4.2	—	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).
4.3	—	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).
10.1	—	Loan Agreement, dated March 8, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed on March 8, 2011).
10.2	—	First Amendment to Loan Agreement, dated September 22, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2011).
10.3	—	Amended and Restatement Agreement, dated November 21, 2012, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 28, 2012).
10.4	—	Restated $90,000,000 Standby Letter of Credit Facility, dated November 21, 2012, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 28, 2012).
10.5	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 33-152897) filed on August 8, 2008).*
10.6	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.7	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.8	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.9	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (service shares) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on March 1, 2010).*
10.10	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (performance shares) (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 1, 2010).*
10.11	—	Form of Restricted Stock Award Agreement (U.S.) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 1, 2010).*
10.12	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2010).*

Exhibit Number
10.13	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (budget performance shares)(incorporated by reference to Exhibit 10.3 to Quarterly Report on Form10-Q filed on August 3, 2012).*
10.14	—	Employment Agreement, effective May 1, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 2, 2011).*
10.15	—	Amendment to Employment Agreement, dated May 15, 2012, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012).*
10.16	—	Employment Agreement, effective May 10, 2010, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 6, 2010).*
10.17	—	First Amendment to Employment Agreement, effective January 1, 2012, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on February 29, 2012).*
10.18	—	Employment Agreement, dated March 21, 2012, between William N. Burke and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 26, 2012).*
10.19	—	Service Agreement, effective January 1, 2006, between Barry J. Cook and HCC Service Company Limited (UK) Branch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2007).*
10.20	—	Renewal Letter, dated March 30, 2012, between Barry J. Cook and HCC Service Company, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 4, 2012).*
10.21	—	Employment Agreement, effective March 1, 2007, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 10, 2007).*
10.22	—	First Amendment to Employment Agreement, effective September 1, 2009, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2009).*
10.23	—	Second Amendment to Employment Agreement, dated March 30, 2012, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2012).*
10.24	—	Employment Agreement, effective June 1, 2007 between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 10, 2007).*
10.25	—	First Amendment to Employment Agreement, effective December 19, 2008, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 22, 2008).*
10.26	—	Second Amendment to Employment Agreement, effective December 1, 2010, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2010).*
10.27	—	Relocation Policy and Reimbursement Agreement, dated April 27, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 2, 2011).*
10.28	—	Separation Agreement, dated October 2, 2012, by and between John N. Molbeck, Jr. and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 3, 2012).*
10.29	—	Separation Agreement, dated September 13, 2011, by and between W. Tobin Whamond and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 13, 2011).*
10.30	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr., effective May 5, 2009 (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 26, 2009).*
10.31	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Christopher J.B. Williams, effective May 1, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 2, 2011).*
10.32	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 28, 2011).*

Exhibit Number
10.33		—	Form of Indemnification Agreement between HCC Insurance Holdings, Inc. and recipient (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on February 28, 2011).*
12	†	—	Statement Regarding Computation of Ratios.
21	†	—	Subsidiaries of HCC Insurance Holdings, Inc.
23	†	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 27, 2013.
24	†	—	Powers of Attorney.
31.1	†	—	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	—	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	†	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

† Filed herewith
* Management contract or compensatory plan

Schedules other than those listed above have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements and related Notes or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for policy acquisition costs in 2012.

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

February 27, 2013

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2012	2011
		(as adjusted)

ASSETS
Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2012 – $5,856,432 and 2011 – $5,385,432)	$6,281,781	$5,718,834
Fixed maturity securities – held to maturity, at amortized cost (fair value: $163,136)	-	161,102
Equity securities – available for sale, at fair value (cost: $275,827)	284,639	-
Short-term investments, at cost (approximates fair value)	363,053	133,917
Other investments, at fair value (amortized cost: 2012 – $18,391 and 2011 – $38,230)	20,925	35,897

Total investments	6,950,398	6,049,750

Cash	71,390	104,550
Restricted cash and securities	101,480	229,821
Premium, claims and other receivables	549,725	688,732
Reinsurance recoverables	1,071,222	1,056,068
Ceded unearned premium	256,988	222,300
Ceded life and annuity benefits	58,641	61,061
Deferred policy acquisition costs	191,960	189,633
Goodwill	885,860	872,814
Other assets	130,143	122,549

Total assets	$10,267,807	$9,597,278

LIABILITIES

Loss and loss adjustment expense payable	$3,767,850	$3,658,317
Life and annuity policy benefits	58,641	61,061
Reinsurance, premium and claims payable	294,621	366,499
Unearned premium	1,069,956	1,031,034
Deferred ceding commissions	74,609	62,364
Notes payable	583,944	478,790
Accounts payable and accrued liabilities	875,574	665,231

Total liabilities	6,725,195	6,323,296

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2012 – 125,114 and 2011 – 122,720; outstanding: 2012 – 100,928 and 2011 – 104,101)	125,114	122,720
Additional paid-in capital	1,052,253	1,001,308
Retained earnings	2,756,166	2,429,818
Accumulated other comprehensive income	295,271	227,659
Treasury stock, at cost (shares: 2012 – 24,186 and 2011 – 18,619)	(686,192)	(507,523)

Total shareholders’ equity	3,542,612	3,273,982

Total liabilities and shareholders’ equity	$10,267,807	$9,597,278

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2012	2011	2010

REVENUE

Net earned premium	$2,242,625	$2,127,170	$2,041,924
Net investment income	222,634	212,271	203,819
Other operating income	30,448	35,590	44,832
Net realized investment gain	31,148	3,653	12,104
Other-than-temporary impairment credit losses	(1,028)	(4,679)	(425)

Total revenue	2,525,827	2,374,005	2,302,254

EXPENSE

Loss and loss adjustment expense, net	1,305,511	1,399,247	1,213,029
Policy acquisition costs, net	281,201	266,125	255,136
Other operating expense	359,060	330,557	322,914
Interest expense	25,628	23,070	21,348

Total expense	1,971,400	2,018,999	1,812,427

Earnings before income tax expense	554,427	355,006	489,827
Income tax expense	163,187	99,763	144,731

Net earnings	$391,240	$255,243	$345,096

Earnings per common share

Basic	$3.84	$2.31	$3.00

Diluted	$3.83	$2.30	$2.99

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2012	2011	2010

Net earnings	$391,240	$255,243	$345,096

Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during year	135,746	195,395	(9,873)
Income tax charge (benefit)	46,779	65,618	(3,098)

Investment gains (losses), net of tax	88,967	129,777	(6,775)

Less reclassification adjustments for:
Gains (losses) included in net earnings	30,120	(1,022)	11,784
Income tax charge (benefit)	10,542	(358)	4,124

Gains (losses) included in net earnings, net of tax	19,578	(664)	7,660

Net unrealized investment gains (losses)	69,389	130,441	(14,435)

Foreign currency translation adjustment	(2,720)	(1,740)	(9,248)
Income tax benefit	(943)	(1,772)	(1,204)

Foreign currency translation adjustment, net of tax	(1,777)	32	(8,044)

Other comprehensive income (loss)	67,612	130,473	(22,479)

Comprehensive income	$458,852	$385,716	$322,617

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2012, 2011 and 2010

(in thousands, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity
Balance at December 31, 2009 (as previously reported)	$118,724	$914,339	$1,977,254	$119,665	$(98,799)	$3,031,183
Cumulative effect of accounting change (policy acquisition costs)	-	-	(18,032)	-	-	(18,032)

Balance at December 31, 2009 (as adjusted)	118,724	914,339	1,959,222	119,665	(98,799)	3,013,151

Net earnings	-	-	345,096	-	-	345,096
Other comprehensive loss	-	-	-	(22,479)	-	(22,479)
Issuance of 1,404 shares for exercise of options, including tax effect	1,404	27,789	-	-	-	29,193
Purchase of 1,301 common shares	-	-	-	-	(35,124)	(35,124)
Stock-based compensation	814	12,204	-	-	-	13,018
Cash dividends declared, $0.56 per share	-	-	(64,455)	-	-	(64,455)

Balance at December 31, 2010	120,942	954,332	2,239,863	97,186	(133,923)	3,278,400

Net earnings	-	-	255,243	-	-	255,243
Other comprehensive income	-	-	-	130,473	-	130,473
Issuance of 1,458 shares for exercise of options, including tax effect	1,458	34,586	-	-	-	36,044
Purchase of 12,645 common shares	-	-	-	-	(373,600)	(373,600)
Stock-based compensation	320	12,390	-	-	-	12,710
Cash dividends declared, $0.60 per share	-	-	(65,288)	-	-	(65,288)

Balance at December 31, 2011	122,720	1,001,308	2,429,818	227,659	(507,523)	3,273,982

Net earnings	-	-	391,240	-	-	391,240
Other comprehensive income	-	-	-	67,612	-	67,612
Issuance of 2,079 shares for exercise of options, including tax effect	2,079	57,759	-	-	-	59,838
Purchase of 5,567 common shares	-	-	-	-	(178,669)	(178,669)
Stock-based compensation	315	7,587	-	-	-	7,902
Cash dividends declared, $0.64 per share	-	-	(64,892)	-	-	(64,892)
Other	-	(14,401)	-	-	-	(14,401)

Balance at December 31, 2012	$125,114	$1,052,253	$2,756,166	$295,271	$(686,192)	$3,542,612

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010
Operating activities
Net earnings	$391,240	$255,243	$345,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	61,675	(81,578)	(38,507)
Change in reinsurance recoverables	(6,812)	(47,892)	(2,077)
Change in ceded unearned premium	(34,580)	55,741	(10,713)
Change in loss and loss adjustment expense payable	82,201	181,363	6,702
Change in unearned premium	38,662	(14,364)	7,106
Change in reinsurance, premium and claims payable, excluding restricted cash	(59,177)	12,768	21,852
Change in accounts payable and accrued liabilities	100,091	17,538	31,032
Stock-based compensation expense	12,088	13,000	13,018
Depreciation and amortization expense	19,476	18,619	17,380
(Gain) loss on investments	(30,120)	1,026	(12,168)
Other, net	86,403	9,812	36,479

Cash provided by operating activities	661,147	421,276	415,200

Investing activities
Sales of available for sale fixed maturity securities	639,834	448,766	239,414
Sales of equity securities	14,117	-	-
Sales of other investments	21,736	347	4,638
Maturity or call of available for sale fixed maturity securities	697,404	573,958	620,884
Maturity or call of held to maturity fixed maturity securities	28,527	29,102	25,240
Cost of available for sale fixed maturity securities acquired	(1,489,235)	(1,550,587)	(1,347,285)
Cost of held to maturity fixed maturity securities acquired	-	-	(120,643)
Cost of equity securities acquired	(262,528)	-	-
Cost of other investments acquired	-	(33,060)	(4,977)
Change in short-term investments	(207,403)	355,468	311,983
Payments for purchase of businesses, net of cash received	(46,627)	(1,892)	(36,348)
Proceeds from sale of subsidiaries	2,029	2,550	17,068
Other, net	(16,757)	(21,643)	(9,627)

Cash used by investing activities	(618,903)	(196,991)	(299,653)

Financing activities
Advances on line of credit	185,000	305,000	50,000
Payments on line of credit	(80,000)	(125,000)	(50,000)
Payments on convertible notes	-	-	(64,472)
Sale of common stock	59,838	36,044	29,193
Purchase of common stock	(173,028)	(373,584)	(35,124)
Dividends paid	(64,345)	(65,822)	(63,245)
Other, net	(2,869)	5,770	(13,502)

Cash used by financing activities	(75,404)	(217,592)	(147,150)

Net increase (decrease) in cash	(33,160)	6,693	(31,603)
Cash at beginning of year	104,550	97,857	129,460

Cash at end of year	$71,390	$104,550	$97,857

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(1) General Information and Significant Accounting and Reporting Policies

HCC Insurance Holdings, Inc. (HCC) and its subsidiaries (collectively we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of largely non-correlated specialty insurance products, including property and casualty, accident and health, surety and credit product lines, in approximately 180 countries. We market our products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies.

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company, American Contractors Indemnity Company and United States Surety Company. These companies operate throughout the United States with headquarters in Houston, Texas; Atlanta, Georgia; Frederick, Maryland; Los Angeles, California; and Timonium, Maryland, respectively. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company; Houston Casualty Company Europe, Seguros y Reaseguros, S.A.; HCC Reinsurance Company Limited and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom and Spain. We also participate in Syndicate 4141, a Lloyd’s of London syndicate that we manage, which operates in London, England.

Our agencies underwrite insurance products and provide claims management services, primarily for our insurance companies. Our principal agencies operating in the United States are HCC Global Financial Products, HCC Specialty, HCC Medical Insurance Services, LLC, HCC Indemnity Guaranty Agency and G.B. Kenrick & Associates. Our principal foreign agencies are HCC Global Financial Products, with headquarters in Barcelona, Spain, and HCC Underwriting Agency, Ltd. (UK), which manages our syndicate and operates in London, England.

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

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions

Substantially all of the property and casualty, surety, and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance protection in the period. For the majority of our insurance policies, we recognize premium, net of reinsurance, on a pro rata basis over the term of the related contract. For certain disability policies, directors’ and officers’ liability tail policies, surety bonds and energy construction contracts, we recognize premium, net of reinsurance, over the period of risk in proportion to the amount of insurance protection provided. Unearned premium represents the portion of premium written that relates to the unexpired period of protection. Premium for commercial title insurance and group life policies is recognized in earnings when the premium is due. When the limit under a specific excess of loss reinsurance layer has been exhausted, we effectively expense the remaining premium for that limit and defer and amortize the reinstatement premium over the remaining period of risk.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

We defer our direct costs to underwrite insurance policies, less amounts reimbursed by reinsurers, and charge or credit the costs to earnings proportionate with the premium earned. These policy acquisition costs include underwriters’ salaries and bonuses attributable to successful marketing or underwriting efforts, commissions, premium taxes, fees and other incremental underwriting costs. Historical and current loss adjustment expense experience and anticipated investment income are considered in determining any premium deficiency and recoverability of related deferred policy acquisition costs.

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables, primarily related to premiums receivable, on a current basis and generally cancel insurance coverage if the premium is unpaid. We provide an allowance for amounts due from brokers that are doubtful of collection. The allowance was $3.6 million and $3.7 million at December 31, 2012 and 2011, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

Certain fiduciary funds totaling $227.6 million and $222.3 million were included in short-term investments and fixed maturity securities at December 31, 2012 and 2011, respectively. These funds are held for the benefit of our clients, but the agreements allow us to comingle the funds with our funds. We earn interest, net of expenses, on these funds.

Restricted Cash and Securities

Our agencies hold funds of unaffiliated parties for the payment of claims, and our surety businesses hold funds as collateral for potential claims. These restricted fiduciary funds are shown as restricted cash and securities in our consolidated balance

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

sheets. The corresponding liability is included within reinsurance, premium and claims payable or accounts payable and accrued liabilities in our consolidated balance sheets. Interest earned on these funds accrues to the benefit of the parties from whom the funds were withheld. Therefore, we do not include cash activity related to these funds in our consolidated statements of cash flows.

Investments

All of our fixed maturity securities, as of March 2012, are classified as available for sale and reported at fair value. In determining fair value, we apply the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The change in unrealized gain or loss on available for sale securities (including the foreign exchange effect for securities denominated in currencies other than the functional currency of the subsidiary) is recorded as a component of other comprehensive income, net of the related deferred income tax effect, within our consolidated shareholders’ equity. We purchase our available for sale fixed maturity securities with the expectation that we will hold them to maturity, but we may sell them if market conditions, credit-related risk or our investment policies warrant earlier sales.

Our available for sale fixed maturity securities portfolio includes mortgage-backed and asset-backed securities for which we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

Equity securities and other investment securities are carried at fair value. We classify these securities as available for sale, and the change in carrying value is recorded as a component of other comprehensive income, net of the related deferred income tax effect, within our consolidated shareholders’ equity.

Short-term investments are carried at cost, which approximates fair value.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

For each impaired security, we determine: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record an other-than-temporary impairment loss through our consolidated statements of earnings in the current period. For all other impaired securities, we assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we separate the impairment loss into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). We charge the credit loss to current period earnings and the non-credit loss to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. We accrete income over the remaining life of a fixed maturity security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, we apply any cash proceeds as a reduction of principal when received.

Derivative Financial Instruments

We hold an interest in a long-term mortgage impairment insurance contract, denominated in British pound sterling, for which the exposure is measured based on movement in a specified U.K. housing index. The contract qualifies as a derivative financial instrument, is unhedged and is reported at fair value in other assets in our consolidated balance sheets. We record changes in fair value and any foreign exchange gain/loss on the contract within other operating income in our consolidated statements of earnings. In 2012, we collected $1.9 million of cash on this contract. At December 31, 2012 and 2011, the fair value was $0.3 million and $1.5 million, respectively. In 2010, we sold our interest in a similar contract for $8.3 million cash and recognized a gain of $8.0 million, which was included in other operating income.

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. As a result, we have exposure to fluctuations in exchange rates between these currencies and the U.S. dollar. From time to time, we may use derivative instruments to protect our investment in these foreign operations by limiting our exposure to fluctuations in exchange rates.

In 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in September 2013. This transaction has been designated and qualifies as a hedge of a portion of our net investment in a subsidiary that has the Euro as its functional currency. Changes in the fair value of the forward contract, net of the related deferred income tax effect, are recognized in our foreign currency translation adjustment, which is a component of accumulated other comprehensive income. This amount will offset changes in the value of the net investment being hedged, as the cumulative translation adjustment related to the foreign subsidiary, representing the effect of translating the subsidiary’s assets and liabilities from Euros to U.S. dollars, is also reported in our foreign currency translation adjustment.

The fair value of the forward contract was a $3.2 million liability at December 31, 2012. This amount is reported in accounts payable and accrued liabilities in our consolidated balance sheets. At inception of the hedge and quarterly thereafter, we assess whether the hedge transaction is effective. Any ineffectiveness would be recognized immediately as other operating expense in our consolidated statements of earnings. There was no ineffectiveness on the forward contract during 2012.

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

Goodwill and Intangible Assets

Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We noted no indicators of impairment in 2012. We conducted our 2012 goodwill impairment test as of June 30, 2012, which is consistent with the timeframe for our annual assessment in prior years. Our 2012 impairment test consisted of a qualitative assessment in which we determined that is it more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2012.

In years where we assess goodwill for impairment by determining the fair value of each reporting unit, we consider three valuation approaches (market, income and cost). We utilize the income and market valuation approaches and base our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimate the present value of each reporting unit’s expected cash flows to determine its fair value. We utilize estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determine fair value of each reporting unit based on market participant data, and use those results to test the reasonableness and validity of the income approach results. We utilized this methodology to determine the fair value of our reporting units in 2011 and 2010.

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

For other of our foreign subsidiaries and branches, the functional currency is the U.S. dollar. For all subsidiaries, transactions in non-functional currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expense in the consolidated statements of earnings. Assets and liabilities recorded in non-functional currencies are translated into the functional currencies at exchange rates in effect at the balance sheet date.

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

Stock-Based Compensation

For grants of restricted stock awards and units, we measure fair value based on the closing stock price of our common stock on the grant date and expense that value on a straight-line basis over the award’s vesting period. For stock option awards, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and expense that value on a straight-line basis over the option’s vesting period. For grants of unrestricted common stock, we measure fair value based on the closing stock price of our common stock on the grant date and expense that value on the grant date.

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

Accounting Guidance Adopted in 2012

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

	As originally
	reported	Change	As adjusted
December 31, 2011
Deferred policy acquisition costs	$217,608	$(27,975)	$189,633
Accounts payable and accrued liabilities (deferred income taxes)	675,174	(9,943)	665,231
Retained earnings	2,447,850	(18,032)	2,429,818

December 31, 2010
Retained earnings	$2,257,895	$(18,032)	$2,239,863

Year ended December 31, 2011
Policy acquisition costs, net	$328,134	$(62,009)	$266,125
Other operating expense	268,548	62,009	330,557

Year ended December 31, 2010
Policy acquisition costs, net	$322,046	$(66,910)	$255,136
Other operating expense	256,004	66,910	322,914

(2) Investments

On March 31, 2012, we reclassified our entire portfolio of fixed maturity securities classified as held to maturity to fixed maturity securities classified as available for sale. The European debt crisis and the August 2011 downgrade of U.S. government debt by Standard & Poor’s Corporation had recently disrupted the financial markets. Due to these market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the date of transfer, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The securities’ net unrealized appreciation, net of the related deferred income tax effect, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million as of March 31, 2012.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities were as follows:

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
December 31, 2012

U.S. government and government agency securities	$195,049	$4,560	$(2)	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	969,966	96,027	(182)	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	2,033,947	168,772	(2,388)	2,200,331
Corporate securities	1,247,282	69,243	(1,355)	1,315,170
Residential mortgage-backed securities	632,665	32,560	(338)	664,887
Commercial mortgage-backed securities	482,808	41,748	(267)	524,289
Asset-backed securities	32,801	474	-	33,275
Foreign government securities	261,914	16,515	(18)	278,411

Total fixed maturity securities - available for sale	$5,856,432	$429,899	$(4,550)	$6,281,781

Equity securities - available for sale	$275,827	$13,768	$(4,956)	$284,639

December 31, 2011

U.S. government and government agency securities	$285,166	$10,523	$(10)	$295,679
Fixed maturity securities of states, municipalities and political subdivisions	999,940	85,528	(127)	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,741,297	122,746	(155)	1,863,888
Corporate securities	817,886	35,221	(6,774)	846,333
Residential mortgage-backed securities	1,036,436	65,771	(2,121)	1,100,086
Commercial mortgage-backed securities	244,535	15,162	(3,573)	256,124
Asset-backed securities	34,655	147	(56)	34,746
Foreign government securities	225,517	11,203	(83)	236,637

Total fixed maturity securities - available for sale	$5,385,432	$346,301	$(12,899)	$5,718,834

U.S. government securities	$6,998	$69	$-	$7,067
Corporate securities	110,284	1,814	(455)	111,643
Foreign government securities	43,820	746	(140)	44,426

Total fixed maturity securities - held to maturity	$161,102	$2,629	$(595)	$163,136

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Substantially all of our fixed maturity securities are investment grade. The following table displays the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012

Fixed maturity securities
U.S. government and government agency securities	$55,034	$(2)	$-	$-	$55,034	$(2)
Fixed maturity securities of states, municipalities and political subdivisions	14,162	(182)	-	-	14,162	(182)
Special purpose revenue bonds of states, municipalities and political subdivisions	155,902	(2,388)	-	-	155,902	(2,388)
Corporate securities	85,245	(1,220)	2,616	(135)	87,861	(1,355)
Residential mortgage-backed securities	49,486	(338)	-	-	49,486	(338)
Commercial mortgage-backed securities	26,263	(267)	-	-	26,263	(267)
Foreign government securities	7,007	(18)	-	-	7,007	(18)
Equity securities	103,647	(4,956)	-	-	103,647	(4,956)

Total	$496,746	$(9,371)	$2,616	$(135)	$499,362	$(9,506)

December 31, 2011

Fixed maturity securities
U.S. government and government agency securities	$13,984	$(10)	$-	$-	$13,984	$(10)
Fixed maturity securities of states, municipalities and political subdivisions	10,256	(107)	899	(20)	11,155	(127)
Special purpose revenue bonds of states, municipalities and political subdivisions	21,856	(67)	6,796	(88)	28,652	(155)
Corporate securities	154,856	(6,391)	18,005	(383)	172,861	(6,774)
Residential mortgage-backed securities	32,430	(1,364)	7,582	(757)	40,012	(2,121)
Commercial mortgage-backed securities	39,075	(3,573)	-	-	39,075	(3,573)
Asset-backed securities	19,648	(56)	-	-	19,648	(56)
Foreign government securities	4,198	(83)	-	-	4,198	(83)

Total	$296,303	$(11,651)	$33,282	$(1,248)	$329,585	$(12,899)

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

	2012	2011	2010
Total other-than-temporary impairment loss	$(2,069)	$(6,922)	$(378)
Portion recognized in other comprehensive income	1,041	2,243	(47)

Net other-than-temporary impairment loss recognized in earnings	$(1,028)	$(4,679)	$(425)

Certain of our securities with an other-than-temporary impairment loss have had both a credit loss and an impairment loss recorded in other comprehensive income. The rollforward of credit losses on these securities was as follows:

	2012	2011	2010
Balance at beginning of year	$5,047	$4,273	$3,848
Credit losses recognized in earnings
Securities previously impaired	899	2,447	425
Securities previously not impaired	129	2,232	-
Securities sold	(5,450)	(3,905)	-

Balance at December 31	$625	$5,047	$4,273

During the fourth quarter of 2012, we sold all but one of the securities for which we had previously recognized an other-than-temporary impairment. The remaining security had a $0.2 million after-tax unrealized gain included in accumulated other comprehensive income at December 31, 2012, related to changes in fair value after its initial impairment date.

We do not consider the $9.5 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at December 31, 2012 to be other-than-temporary impairments because: 1) as of December 31, 2012, we have received substantially all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The change in our unrealized pretax net gains (losses) on investments during each year was as follows:

	2012	2011	2010

Available for sale fixed maturity securities	$91,947	$198,768	$(21,677)
Equity securities	8,812	-	-
Other investments	4,867	(2,351)	20

Change in net unrealized investment gains (losses)	$105,626	$196,417	$(21,657)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The amortized cost and fair value of our fixed maturity securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.5 years at December 31, 2012.

	Cost or amortized cost	Fair value
Due in 1 year or less	$300,842	$305,382
Due after 1 year through 5 years	1,101,203	1,157,575
Due after 5 years through 10 years	1,411,731	1,541,532
Due after 10 years through 15 years	936,809	1,023,796
Due after 15 years	957,573	1,031,045

Securities with contractual maturities	4,708,158	5,059,330
Mortgage-backed and asset-backed securities	1,148,274	1,222,451

Total fixed maturity securities	$5,856,432	$6,281,781

At December 31, 2012, our domestic insurance companies had deposited fixed maturity securities of $44.2 million (amortized cost of $42.4 million) to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of our net investment income were as follows:

	2012	2011	2010
Fixed maturity securities
Taxable	$114,047	$113,293	$110,517
Exempt from U.S. income taxes	107,488	98,729	92,297

Total fixed maturity securities	221,535	212,022	202,814
Equity securities	3,959	-	-
Short-term investments	620	537	900
Other investment income	2,856	4,486	4,344

Total investment income	228,970	217,045	208,058
Investment expense	(6,336)	(4,774)	(4,239)

Net investment income	$222,634	$212,271	$203,819

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, included the following:

	2012	2011	2010
Gains
Fixed maturity securities	$32,644	$10,045	$14,207
Equity securities	797	-	-
Other investments	2,074	6	52

Total gains	35,515	10,051	14,259

Losses
Fixed maturity securities	(3,327)	(6,388)	(1,995)
Equity securities	(1,039)	-	-
Other investments	(1)	(10)	(160)

Total losses	(4,367)	(6,398)	(2,155)

Net
Fixed maturity securities	29,317	3,657	12,212
Equity securities	(242)	-	-
Other investments	2,073	(4)	(108)

Net realized investment gain	$31,148	$3,653	$12,104

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

Our Level 1 investments consist of U.S. Treasuries, money market funds and equity securities traded in an active exchange market. We use unadjusted quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, mortgage-backed and asset-backed securities, and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments, and a forward contract, which hedges our net investment in a Euro-functional currency foreign subsidiary. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of December 31, 2012 or 2011.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices, but the market is inactive. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed maturity securities and an insurance contract that we account for as a derivative and classify in other assets. It also includes a liability for future earnout payments due to former owners of a business we acquired, which is classified within accounts payable and accrued liabilities. We determine fair value of our Level 3 securities based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheet.

	Level 1	Level 2	Level 3	Total
December 31, 2012

Fixed maturity securities - available for sale
U.S. government and government agency securities	$174,520	$25,087	$-	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	-	1,065,811	-	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,200,331	-	2,200,331
Corporate securities	-	1,315,006	164	1,315,170
Residential mortgage-backed securities	-	664,887	-	664,887
Commercial mortgage-backed securities	-	524,289	-	524,289
Asset-backed securities	-	33,275	-	33,275
Foreign government securities	-	278,411	-	278,411

Total fixed maturity securities - available for sale	174,520	6,107,097	164	6,281,781
Equity securities - available for sale	284,639	-	-	284,639
Short-term investments*	251,988	111,065	-	363,053
Other investments	20,925	-	-	20,925
Restricted cash and securities	-	2,043	-	2,043
Premium, claims and other receivables	-	68,207	-	68,207
Other assets	-	-	349	349

Total assets measured at fair value	$732,072	$6,288,412	$513	$7,020,997

Notes payable*	$-	$636,363	$-	$636,363
Accounts payable and accrued liabilities - forward contract	-	3,194	-	3,194
Accounts payable and accrued liabilities - earnout liability	-	2,043	7,009	9,052

Total liabilities measured at fair value	$-	$641,600	$7,009	$648,609

* Carried at cost or amortized cost on our consolidated balance sheet.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2011

Fixed maturity securities - available for sale
U.S. government and government agency securities	$201,582	$94,097	$-	$295,679
Fixed maturity securities of states, municipalities and political subdivisions	-	1,085,341	-	1,085,341
Special purpose revenue bonds of states, municipalities and political subdivisions	-	1,863,888	-	1,863,888
Corporate securities	-	846,178	155	846,333
Residential mortgage-backed securities	-	1,100,086	-	1,100,086
Commercial mortgage-backed securities	-	256,124	-	256,124
Asset-backed securities	-	33,731	1,015	34,746
Foreign government securities	-	236,637	-	236,637

Total fixed maturity securities - available for sale	201,582	5,516,082	1,170	5,718,834
Fixed maturity securities - held to maturity*	-	163,136	-	163,136
Short-term investments*	67,288	66,629	-	133,917
Other investments	35,720	-	-	35,720
Other assets	-	-	1,516	1,516

Total assets measured at fair value	$304,590	$5,745,847	$2,686	$6,053,123

Notes payable*	$-	$505,671	$-	$505,671

* Carried at cost or amortized cost on our consolidated balance sheet.

The following table presents the changes in fair value of our Level 3 financial instruments.

	2012				2011
	Fixed maturity securities	Other assets	Total assets	Accounts payable and accrued liabilities	Fixed maturity securities	Other assets	Total assets
Balance at beginning of year	$1,170	$1,516	$2,686	$-	$1,438	$857	$2,295
Earnout liability	-	-	-	6,968	-	-	-
Settlements	-	(1,863)	(1,863)	-	-	-	-
Sales	-	-	-	-	(283)	-	(283)
Gains (losses) reported in:
Net earnings	(1)	696	695	41	(2)	659	657
Other comprehensive income	10	-	10	-	17	-	17
Transfers out of Level 3	(1,015)	-	(1,015)	-	-	-	-

Balance at December 31	$164	$349	$513	$7,009	$1,170	$1,516	$2,686

We transferred investments from Level 3 to Level 2 in 2012 because we were able to determine their fair value using inputs based on observable market data in the period transferred. There were no other transfers between Level 1, Level 2 or Level 3 in 2012 and none in 2011.

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

	2012	2011	2010
Direct written premium	$2,422,517	$2,305,190	$2,269,858
Reinsurance assumed	361,555	343,936	309,050
Reinsurance ceded	(530,676)	(466,968)	(552,711)

Net written premium	$2,253,396	$2,182,158	$2,026,197

Direct earned premium	$2,396,756	$2,308,810	$2,284,396
Reinsurance assumed	351,611	340,745	298,475
Reinsurance ceded	(505,742)	(522,385)	(540,947)

Net earned premium	$2,242,625	$2,127,170	$2,041,924

Direct loss and loss adjustment expense	$1,434,830	$1,535,270	$1,360,761
Reinsurance assumed	162,534	224,655	176,096
Reinsurance ceded	(291,853)	(360,678)	(323,828)

Net loss and loss adjustment expense	$1,305,511	$1,399,247	$1,213,029

Policy acquisition costs	$398,453	$392,172	$373,500
Ceding commissions	(117,252)	(126,047)	(118,364)

Net policy acquisition costs	$281,201	$266,125	$255,136

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets at December 31, 2012 and 2011.

	2012	2011

Reinsurance recoverable on paid losses	$54,675	$83,109
Reinsurance recoverable on outstanding losses	479,026	477,760
Reinsurance recoverable on incurred but not reported losses	539,021	497,074
Reserve for uncollectible reinsurance	(1,500)	(1,875)

Total reinsurance recoverables	$1,071,222	$1,056,068

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our recoverables are due principally from highly-rated reinsurers. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $25.0 million at December 31, 2012 and 2011. The companies’ ratings were the latest published by A.M. Best Company, Inc. as of February 15, 2013 (for 2012) and February 17, 2012 (for 2011). The total recoverables column includes paid losses recoverable, outstanding losses recoverable and incurred but not reported losses recoverable. The total credits column includes letters of credit, cash and other payables.

Reinsurer	Rating	Location	Total recoverables	Total credits	Net recoverables

December 31, 2012

Transatlantic Reinsurance Company	A	New York	$145,733	$15,166	$130,567
Hannover Ruckversicherungs AG	A+	Germany	97,281	18,587	78,694
Axis Reinsurance Company	A	New York	80,956	11,777	69,179
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	70,248	4,195	66,053
Arch Reinsurance Company	A+	Bermuda	41,472	2,544	38,928

December 31, 2011

Transatlantic Reinsurance Company	A	New York	$129,516	$18,454	$111,062
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	81,471	698	80,773
Hannover Ruckversicherungs AG	A	Germany	80,986	20,165	60,821
Axis Reinsurance Company	A	New York	63,481	11,292	52,189
Arch Reinsurance Company	A+	Bermuda	44,185	3,430	40,755

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2012 and 2011 were $58.6 million and $61.1 million, respectively.

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss. We have a reserve for potentially uncollectible amounts as follows:

	2012	2011	2010

Balance at beginning of year	$1,875	$2,493	$2,945
Provision recovery	(375)	(618)	(452)

Balance at December 31	$1,500	$1,875	$2,493

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at December 31, 2012 and 2011.

	2012	2011
Payables to reinsurers	$190,228	$195,806
Letters of credit	89,832	120,589
Cash	116,597	83,731

Total credits	$396,657	$400,126

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2012 and 2011.

	2012	2011

Loss and loss adjustment expense payable	$3,767,850	$3,658,317
Reinsurance recoverable on outstanding losses	(479,026)	(477,760)
Reinsurance recoverable on incurred but not reported losses	(539,021)	(497,074)

Net reserves	$2,749,803	$2,683,483

Unearned premium	$1,069,956	$1,031,034
Ceded unearned premium	(256,988)	(222,300)

Net unearned premium	$812,968	$808,734

Deferred policy acquisition costs	$191,960	$189,633
Deferred ceding commissions	(74,609)	(62,364)

Net deferred policy acquisition costs	$117,351	$127,269

(5) Goodwill

The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Total

Balance at December 31, 2010	$223,000	$249,820	$144,128	$79,700	$125,000	$821,648
Earnout and other	-	51,727	4	-	(565)	51,166

Balance at December 31, 2011	223,000	301,547	144,132	79,700	124,435	872,814
Earnout and other	-	12,542	(19)	-	523	13,046

Balance at December 31, 2012	$223,000	$314,089	$144,113	$79,700	$124,958	$885,860

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

Based on our estimate of ultimate claims settlements as of December 31, 2012, we increased goodwill by $11.8 million for additional earnout earned and accrued under the purchase agreement, of which $6.4 million is payable in March 2013 and $5.4 million is payable in March 2015. All adjustments to the ultimate purchase price have been, or will be, recorded as an increase or decrease to goodwill. The total HCC Global earnout and related goodwill recognized from the acquisition date through December 31, 2012 was $268.1 million.

(6) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable at December 31, 2012, 2011 and 2010.

	2012	2011	2010

Reserves for loss and loss adjustment expense payable at beginning of year	$3,658,317	$3,471,858	$3,492,309
Less reinsurance recoverables on reserves	974,834	934,086	936,469

Net reserves at beginning of year	2,683,483	2,537,772	2,555,840
Net reserve additions from acquired businesses	14,705	6,261	8,110
Foreign currency adjustment	18,449	(6,108)	(21,127)
Net loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,375,522	1,389,100	1,235,692
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years	(70,011)	10,147	(22,663)

Net loss and loss adjustment expense	1,305,511	1,399,247	1,213,029

Net loss and loss adjustment expense payments for claims occurring during:
Current year	543,010	527,244	454,940
Prior years	729,335	726,445	763,140

Net loss and loss adjustment expense payments	1,272,345	1,253,689	1,218,080

Net reserves at end of year	2,749,803	2,683,483	2,537,772
Plus reinsurance recoverables on reserves	1,018,047	974,834	934,086

Loss and loss adjustment expense payable at end of year	$3,767,850	$3,658,317	$3,471,858

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

In 2012, our Professional Liability, Accident & Health, U.S. Surety & Credit, and International segments reported favorable net loss development. The International segment’s $10.1 million of net favorable development in 2012 included $43.3 million of adverse development from the International surety & credit line of business. This adverse development related to a specific class of Spanish surety bonds, the majority of which were written prior to 2006. Claims have been presented to us under these bonds, and we have denied them as not covered by the bonds. The related reserves, virtually all of which cover incurred but not reported losses, are based on management’s evaluation of the claims and the likelihood that we may ultimately be required to pay the claims. Due to the nature of these claims and related litigation, the ultimate outcome of these claims may not be known for several years.

In 2011 and 2010, our U.S. Property & Casualty, U.S. Surety & Credit, and International segments reported favorable net loss development. The favorable development in 2011 was more than offset by an increase in reserves for the diversified financial products line of business in our Professional Liability segment.

The current year net loss and loss adjustment expense includes accident year net catastrophe losses of $52.4 million in 2012, $103.9 million in 2011 and $22.5 million in 2010, primarily in our International segment. The loss development in 2012, 2011 and 2010 includes reserve releases of $21.4 million, $8.1 million and $12.6 million, respectively, related to prior years’ catastrophe losses.

We have no material exposure to asbestos claims or environmental pollution losses. Policies issued by our insurance companies do not have significant environmental exposure because of the types of risks covered.

(7) Notes Payable

Our notes payable consisted of the following at December 31, 2012 and 2011.

	2012	2011
6.30% Senior Notes	$298,944	$298,790
$600.0 million Revolving Loan Facility	285,000	180,000

Total notes payable	$583,944	$478,790

The estimated fair value of our Senior Notes was $351.4 million at December 31, 2012 and $325.7 million at December 31, 2011, based on quoted market prices. The estimated fair value of our Revolving Loan Facility approximated the carrying value at December 31, 2012 and 2011, based on borrowing rates offered to us at that time.

Senior Notes

Our $300.0 million 6.30% Senior Notes due 2019 were issued in 2009 at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest semi-annually in arrears on May 15 and November 15. The Senior Notes are unsecured and subordinated general obligations of HCC. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on the capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with these covenants at December 31, 2012.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Revolving Loan Facility

In 2011, we entered into an agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The weighted-average interest rate on borrowings under the Facility at December 31, 2012 was 1.59%. In addition, we pay an annual commitment fee of 20 basis points. Borrowings under the Facility are used primarily to fund purchases of our common stock. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $305.1 million at December 31, 2012. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a maximum leverage ratio of 35%. We were in compliance with these covenants at December 31, 2012.

Standby Letter of Credit Facility

We have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London Syndicate 4141. The Standby Facility expires on December 31, 2016. We pay an annual fee of 90 basis points. Letters of credit issued under the Standby Facility are unsecured commitments of HCC. The Standby Facility contains the same restrictive financial covenants as the Facility, and we were in compliance with these covenants at December 31, 2012.

Subsidiary Letters of Credit

At December 31, 2012, certain of our subsidiaries had outstanding letters of credit with banks totaling $10.4 million. Of this amount, $9.9 million of outstanding letters of credit reduced our borrowing capacity under the Revolving Loan Facility at year-end 2012.

(8) Income Taxes

At December 31, 2012 and 2011, we had current income taxes payable of $34.2 million and $5.9 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	2012	2011	2010

Statutory tax rate	35.0%	35.0%	35.0%

Federal tax at statutory rate	$194,049	$124,252	$171,439
Nontaxable municipal bond interest and dividend received deduction	(31,939)	(29,021)	(26,968)
State income taxes, net of federal tax benefit	3,619	3,050	2,397
Foreign income taxes	40,703	25,410	32,008
Foreign tax credit	(40,703)	(25,410)	(32,008)
Uncertain tax positions (net of federal tax benefit (expense) on state positions: $719 in 2012, $212 in 2011 and $(52) in 2010)	878	38	(1,532)
Other, net	(3,420)	1,444	(605)

Income tax expense	$163,187	$99,763	$144,731

Effective tax rate	29.4%	28.1%	29.5%

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The components of income tax expense were as follows:

	2012	2011	2010

Federal current	$94,493	$47,993	$113,837
Federal deferred	20,827	21,075	(3,218)

Total federal	115,320	69,068	110,619

State current	2,570	2,203	1,797
State deferred	2,997	2,489	1,891

Total state	5,567	4,692	3,688

Foreign current	34,678	28,543	31,691
Foreign deferred	6,025	(2,790)	317

Total foreign	40,703	25,753	32,008

Uncertain tax positions	1,597	250	(1,584)

Income tax expense	$163,187	$99,763	$144,731

The net deferred tax liability is included in accounts payable and accrued liabilities in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2012 and 2011 was as follows:

	2012	2011

Excess of financial statement unearned premium over tax	$26,192	$26,217
Discounting of loss reserves, net of salvage and subrogation	58,105	62,402
Excess of financial statement accrued expenses over tax	18,797	16,331
Allowance for bad debts, not deductible for tax	4,733	6,216
Stock-based compensation expense in excess of deduction for tax	5,133	9,712
Financial statement loss for Lloyd’s syndicates in excess of deduction for tax	-	7,571
Tax basis in net assets of foreign subsidiaries in excess of book basis	2,811	-
Federal tax net operating loss carryforwards	4,744	4,451
State tax net operating loss carryforwards, net of federal tax benefit	2,631	3,352
Federal benefit of state uncertain tax positions	1,142	424
Valuation allowance	(9,187)	(7,983)

Total deferred tax assets	115,101	128,693

Unrealized gain on increase in value of securities	161,098	120,854
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	15,360	19,482
Amortizable goodwill for tax	97,344	84,110
Financial statement income for Lloyd’s syndicates in excess of taxable income	3,860	-
Book basis in net assets of foreign subsidiaries in excess of tax basis	-	10,504
Depreciation and other items	13,926	11,856

Total deferred tax liabilities	291,588	246,806

Net deferred tax liability	$(176,487)	$(118,113)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Changes in the valuation allowance account applicable to deferred tax assets relate primarily to net operating losses and other tax attributes for acquired businesses. Changes in the valuation allowance were as follows:

	2012	2011	2010
Balance at beginning of year	$7,983	$8,143	$6,495
Net operating loss carryforwards	1,248	(120)	1,676
Other	(44)	(40)	(28)

Balance at December 31	$9,187	$7,983	$8,143

At December 31, 2012, we had Federal, state and foreign tax net operating loss carryforwards of approximately $13.6 million, $41.0 million and $30.8 million, respectively, which will expire in varying amounts through 2032, except for $5.4 million of foreign losses in the U.K. and Ireland that can be carried forward indefinitely. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $2.4 million and $2.6 million against our state and foreign loss carryforwards, respectively. Based on our history of taxable income in our domestic insurance and other operations, we believe it is more likely than not that the deferred tax assets related to net operating loss carryforwards, excluding amounts covered by valuation allowances, will be realized.

At December 31, 2012 and 2011, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions of $4.1 million and $2.5 million, respectively. If the uncertain tax benefits as of year-end 2012 had been recognized in 2012, the total amount of such benefits would have reduced our 2012 income tax expense and our effective tax rate. At December 31, 2012, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $0.2 million (including no interest or penalties) in the next twelve months, due to the expiration of statutes of limitation.

The changes in our liability for unrecognized gross tax benefits were as follows:

	2012	2011	2010

Balance at beginning of year	$2,522	$2,274	$3,821
Gross increases
Tax position of current year	145	160	289
Tax position of prior years	2,988	763	259
Gross decreases
Statute expirations	(713)	(595)	(1,244)
Settlements	(404)	-	-
Tax positions of prior years	(409)	(80)	(851)

Balance at December 31	$4,129	$2,522	$2,274

We report any potential net interest income/expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively. We recognized net interest expense of $0.5 million and no penalties in 2012, and minimal amounts of interest income/expense and no penalties in 2011 and 2010. At December 31, 2012, we had no accrual for penalties and $0.9 million for interest payable.

We file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2008. We currently are not under examination by any U.S. Federal or foreign jurisdiction. Our New York income tax

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

returns for 2007 – 2009, our Massachusetts income tax returns for 2009 – 2010, and our Illinois income tax returns for 2009 – 2010 are currently under audit. While we cannot predict the outcome of these audits, we do not anticipate the results of these state tax audits to have a material effect on our consolidated financial position, results of operations or cash flows.

(9) Shareholders’ Equity

Treasury Stock

In August 2012, the Board approved a new $300.0 million stock purchase plan (the Plan) and cancelled $98.0 million remaining under a previous authorization for $300.0 million, which was approved in September 2011. In 2012, we purchased 5.6 million shares of our common stock in the open market for a total cost of $178.7 million and a weighted-average cost of $32.09 per share, of which $50.2 million, or 1.4 million shares, was purchased under the Plan. In 2011, we purchased 12.6 million shares of our common stock in the open market for a total cost of $373.6 million and a weighted-average cost of $29.55 per share.

Dividends

U.S. insurance companies are limited in the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic insurance subsidiaries can pay in 2013 without special permission is $293.5 million.

Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

			Foreign	Accumulated
	Net unrealized		currency	other
	investment		translation	comprehensive
	gains (losses)		adjustment	income

Balance at December 31, 2009	$97,108		$22,557	$119,665
Other comprehensive loss – 2010	(14,435)		(8,044)	(22,479)

Balance at December 31, 2010	82,673		14,513	97,186
Other comprehensive income – 2011	130,441		32	130,473

Balance at December 31, 2011	213,114		14,545	227,659
Other comprehensive income (loss) – 2012	69,389	*	(1,777)	67,612

Balance at December 31, 2012	$282,503		$12,768	$295,271

* Includes the following reclassification adjustments, which were recorded to these accounts in our consolidated statements of earnings:

Net realized investment gain	$31,148
Other-than-temporary impairment credit losses	(1,028)

Total reclassifications before taxes	30,120
Income tax expense	10,542

Total reclassifications	$19,578

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Other

In 2012, we acquired the non-controlling interest of an entity we previously controlled and consolidated, resulting in a decrease in additional paid-in capital of $14.4 million. The purchase agreement includes a contingent earnout of $7.0 million payable in 2022.

(10) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	2012	2011	2010

Net earnings	$391,240	$255,243	$345,096
Less: net earnings attributable to unvested restricted stock	(6,982)	(3,864)	(3,926)

Net earnings available to common stock	$384,258	$251,379	$341,170

Weighted-average common shares outstanding	100,176	109,051	113,863
Dilutive effect of outstanding options (determined using treasury stock method)	280	189	214

Weighted-average common shares and potential common shares outstanding	100,456	109,240	114,077

Anti-dilutive stock options not included in treasury stock method computation	443	2,426	4,451

(11) Stock-Based Compensation

Our stock-based compensation plan, the 2008 Flexible Incentive Plan, is administered by the Compensation Committee of the Board of Directors. We currently have restricted stock awards, restricted stock units and stock options outstanding under this plan. Each restricted stock award and unit entitles the recipient to one share or equivalent unit of our common stock. Outstanding restricted stock awards and units vest over a period of up to ten years, which is the requisite service period. Each option granted under the plan may be used to purchase one share of our common stock. Outstanding options vest over a period of up to five years, which is the requisite service period, and expire six to ten years after the grant date.

The consolidated statements of earnings reflect total stock-based compensation expense of $13.2 million, $12.4 million and $13.6 million in 2012, 2011 and 2010, respectively. The total tax benefit recognized in earnings from stock-based compensation arrangements was $4.6 million, $4.4 million and $4.8 million in 2012, 2011 and 2010, respectively. At December 31, 2012, there was approximately $24.8 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted units and options that is expected to be recognized over a weighted-average period of 3.0 years. At December 31, 2012, 5.3 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock units, of which 1.7 million shares were reserved for awards previously granted and 3.6 million shares were reserved for future issuance.

Restricted Stock

We measure the fair value of our restricted stock awards and units based on the closing price of our common stock on the grant date. All outstanding restricted stock awards and units earn dividends or dividend equivalent units during the vesting period. The fair value of restricted stock awards that vested during 2012 and 2011 was $10.9 million and $1.1 million, respectively. The fair value of restricted stock units that vested during 2012 was $2.6 million. No restricted stock units vested during 2011, and no restricted stock awards or units vested during 2010.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table details activity for our restricted stock awards and units during 2012.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	grant date	contractual	intrinsic
	of shares	fair value	life	value
Restricted Stock Awards

Outstanding, beginning of year	1,563	$27.14
Awarded	342	31.56
Vested	(333)	23.64

Outstanding, end of year	1,572	28.84	2.7 years	$58,480

Expected to vest, end of year	1,242	28.86	2.7 years	46,209

Restricted Stock Units

Outstanding, beginning of year	213	$26.38
Awarded	13	30.60
Vested	(79)	24.02
Forfeited	(2)	30.25

Outstanding, end of year	145	27.98	1.9 years	$5,411

Expected to vest, end of year	118	27.93	1.9 years	4,379

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

	2012	2011	2010

Fair value of options granted	$7.89	$7.84	$6.11
Risk free interest rate	1.1%	1.4%	1.7%
Expected volatility	31.4%	34.1%	33.9%
Expected dividend yield	2.1%	2.0%	2.1%
Expected option life	6.6 years	5.8 years	3.6 years

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table details our stock option activity during 2012.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value

Outstanding, beginning of year	3,807	$28.29
Granted	240	31.88
Exercised	(2,079)	28.86
Forfeited and expired	(454)	30.77

Outstanding, end of year	1,514	27.33	4.3 years	$14,959

Vested or expected to vest, end of year	1,341	27.31	4.2 years	13,275

Exercisable, end of year	518	26.16	2.3 years	5,721

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2012, 2011 and 2010 was $10.2 million, $5.9 million and $8.7 million, respectively. Exercise of options during 2012, 2011 and 2010 resulted in cash receipts of $60.0 million, $39.8 million and $29.9 million, respectively. The tax benefits realized from stock options exercised during 2012, 2011 and 2010 were $3.7 million, $2.1 million and $3.1 million, respectively.

Common Stock Grants

In each of the past three years, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. We also granted up to $200,000 of fully vested common stock to the chairman of our Board each year. The number of shares granted was based on our closing stock price on the grant date, which was the day of the Annual Meeting of Shareholders or the day the director became chairman or joined the Board.

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

•	Accident & Health – medical stop-loss, short-term domestic and international medical coverages written in the United States.

•	U.S. Surety & Credit – contract surety bonds, commercial surety bonds and bail bonds written in the United States and credit insurance managed in the United States.

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

In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, foreign currency expense (benefit), and underwriting results of our Exited Lines. Our Exited Lines include these eight product lines that we no longer write and do not expect to write in the future: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor, 6) film completion bonds, 7) HMO reinsurance and 8) medical excess reinsurance. In the third quarter of 2012, we exited the HMO and medical excess reinsurance businesses that had previously been included in our Accident & Health segment. We have adjusted all prior financial data to report these two product lines in Exited Lines for all periods presented.

All stock-based compensation is included in Corporate & Other because it is not included in management’s evaluation of the five insurance underwriting segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards or units, which will be granted by the Compensation Committee in the following year, are reversed within Corporate & Other. The appropriate stock-based compensation expense will be recorded in Corporate & Other as the awards vest in future years. The majority of our depreciation and amortization expense is included in Corporate & Other.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Year ended December 31, 2012

Net earned premium	$354,050	$394,687	$831,827	$207,955	$412,853	$–	$41,253	$2,242,625
Other revenue	18,865	731	4,918	843	5,005	252,754	86	283,202

Segment revenue	372,915	395,418	836,745	208,798	417,858	252,754	41,339	2,525,827

Loss and LAE	209,286	229,873	601,076	38,535	189,410	–	37,331	1,305,511
Other expense	116,398	66,721	122,232	113,619	146,807	–	100,112	665,889

Segment expense	325,684	296,594	723,308	152,154	336,217	–	137,443	1,971,400

Segment pretax earnings (loss)	$47,231	$98,824	$113,437	$56,644	$81,641	$252,754	$(96,104)	$554,427

Year ended December 31, 2011

Net earned premium	$333,410	$410,816	$758,270	$210,535	$368,748	$–	$45,391	$2,127,170
Other revenue	23,951	912	4,684	1,247	5,309	211,245	(513)	246,835

Segment revenue	357,361	411,728	762,954	211,782	374,057	211,245	44,878	2,374,005

Loss and LAE	201,017	328,503	552,292	52,206	233,879	–	31,350	1,399,247
Other expense	110,184	59,036	116,336	113,932	136,750	–	83,514	619,752

Segment expense	311,201	387,539	668,628	166,138	370,629	–	114,864	2,018,999

Segment pretax earnings (loss)	$46,160	$24,189	$94,326	$45,644	$3,428	$211,245	$(69,986)	$355,006

Year ended December 31, 2010

Net earned premium	$339,513	$425,226	$705,408	$199,908	$316,186	$–	$55,683	$2,041,924
Other revenue	31,201	981	3,872	580	7,344	215,498	854	260,330

Segment revenue	370,714	426,207	709,280	200,488	323,530	215,498	56,537	2,302,254

Loss and LAE	191,108	265,465	506,994	52,940	143,412	–	53,110	1,213,029
Other expense	103,229	74,524	110,942	109,685	120,956	–	80,062	599,398

Segment expense	294,337	339,989	617,936	162,625	264,368	–	133,172	1,812,427

Segment pretax earnings (loss)	$76,377	$86,218	$91,344	$37,863	$59,162	$215,498	$(76,635)	$489,827

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents total assets by segment at December 31, 2012 and 2011.

	2012	2011

U.S. Property & Casualty	$859,597	$938,265
Professional Liability	1,053,024	1,026,639
Accident & Health	243,023	236,811
U.S. Surety & Credit	162,817	157,037
International	658,632	722,933
Investing	7,018,747	6,119,288
Corporate & Other	271,967	396,305

Total	$10,267,807	$9,597,278

The tables below present the split of our revenue, pretax earnings and total assets by geographic location. For these disclosures, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	2012	2011	2010

Domestic	$1,880,954	$1,779,789	$1,785,865
Foreign	644,873	594,216	516,389

Total revenue	$2,525,827	$2,374,005	$2,302,254

Domestic	$364,083	$237,056	$347,841
Foreign	190,344	117,950	141,986

Total pretax earnings	$554,427	$355,006	$489,827

	December 31,
	2012	2011

Domestic	$7,536,285	$7,232,177
Foreign	2,731,522	2,365,101

Total assets	$10,267,807	$9,597,278

(13) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2012, we recognized accident year gross losses of $84.8 million from catastrophic events, primarily from Superstorm Sandy in the United States. After reinsurance and reinstatement premium, our pretax loss was $52.8 million. In 2011, we recognized accident year gross losses of $175.5 million from catastrophic events primarily in Japan, New Zealand, the United States, Denmark and Thailand. After reinsurance and reinstatement premium, our pretax loss was $117.9 million. In 2010, we recognized accident year gross losses of $44.0 million and net losses of $21.3 million, primarily from the Chile earthquake.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. We currently have claims under one indemnification that covers certain net insurance losses that were incurred and reinsured prior to our sale of a subsidiary. At December 31, 2012, we have an accrued liability of $8.3 million and $3.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act), we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law establishes a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2013, our deductible is approximately $136.5 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2013 up to the maximum amount set out in the Reauthorization Act. Currently, the Reauthorization Act expires on December 31, 2014.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate or property taxes, sales taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $16.0 million in 2012, $16.2 million in 2011 and $15.9 million in 2010.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

At December 31, 2012, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

2013	$11,770
2014	11,201
2015	10,007
2016	7,659
2017	4,881
Thereafter	3,407

Total future minimum rental payments	$48,925

(14) Related Party Transactions

We have earnout payments to former owners of a business we acquired, some of whom are officers of HCC Global, as discussed in Note 5, “Goodwill.” We paid $32.1 million in 2012, a minimal amount in 2011 and $38.0 million in 2010 related to this earnout agreement.

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

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2012	2011	2010

Statutory policyholders’ surplus	$2,374,420	$2,140,055	$2,207,977
Statutory net income	445,999	294,396	387,847

The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16) Supplemental Information

Supplemental cash flow information was as follows:

	2012	2011	2010
Income taxes paid	$107,918	$99,702	$124,521
Interest paid	24,107	23,669	19,824
Dividends declared but not paid at year-end	16,680	16,136	16,671
Treasury stock payable	5,657	16	-

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(17) Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2012	2011	2012	2011	2012	2011	2012	2011

Net earned premium	$566,503	$550,183	$563,650	$544,256	$565,331	$524,251	$547,141	$508,480
Other revenue	85,840	64,738	68,023	66,268	66,957	60,601	62,382	55,228

Total revenue	652,343	614,921	631,673	610,524	632,288	584,852	609,523	563,708

Loss and LAE expense	335,744	337,007	304,014	380,372	336,825	334,282	328,928	347,586
Other expense	167,070	165,484	174,040	147,360	161,144	153,665	163,635	153,243

Total expense	502,814	502,491	478,054	527,732	497,969	487,947	492,563	500,829

Earnings before income taxes	149,529	112,430	153,619	82,792	134,319	96,905	116,960	62,879
Income tax expense	41,428	34,092	46,557	22,355	40,826	27,427	34,376	15,889

Net earnings	$108,101	$78,338	$107,062	$60,437	$93,493	$69,478	$82,584	$46,990

Earnings per share
Basic	$1.07	$0.74	$1.06	$0.56	$0.92	$0.61	$0.80	$0.41
Diluted	1.06	0.74	1.05	0.56	0.92	0.61	0.79	0.41

Weighted-average shares outstanding
Basic	99,686	104,260	99,424	106,919	99,563	111,389	102,034	113,754
Diluted	99,926	104,356	99,700	107,048	99,851	111,757	102,193	114,106

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2012
Column A	Column B	Column C	Column D
			Amount
			shown in
Type of Investment	Cost	Value	balance sheet

Fixed maturities
Bonds — United States government and government agencies and authorities	$195,049	$199,607	$199,607
Bonds — states, municipalities and political subdivisions	969,966	1,065,811	1,065,811
Bonds — special revenue	2,033,947	2,200,331	2,200,331
Bonds — corporate	1,247,282	1,315,170	1,315,170
Residential mortgage-backed securities	632,665	664,887	664,887
Commercial mortgage-backed securities	482,808	524,289	524,289
Asset-backed securities	32,801	33,275	33,275
Bonds — foreign	261,914	278,411	278,411

Total fixed maturities	5,856,432	6,281,781	6,281,781

Equity securities
Common stocks — banks, trust and insurance companies	33,624	37,088	37,088
Common stocks — industrial and miscellaneous	260,594	268,476	268,476

Total equity securities	294,218	$305,564	305,564

Short-term investments	363,053		363,053

Total investments	$6,513,703		$6,950,398

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011
		(as adjusted)

ASSETS

Cash	$4,932	$1,560
Fixed maturity securities – available for sale, at fair value (amortized cost: 2012 – $311,085 and 2011 – $221,188)	325,552	233,566
Equity securities – available for sale, at fair value (cost: $114,649)	120,640	-
Short-term investments, at cost (approximates fair value)	22,409	1,422
Other investments, at fair value (amortized cost: 2012 – $18,375 and 2011 – $38,037)	20,908	35,703
Investment in subsidiaries	3,575,796	3,354,628
Intercompany loans to subsidiaries for acquisitions	177,052	158,560
Receivable from subsidiaries	58,209	89,750
Other assets	6,554	8,007

Total assets	$4,312,052	$3,883,196

LIABILITIES AND SHAREHOLDERS’ EQUITY

Payable to subsidiaries	$17,375	$22,677
Notes payable	583,944	478,790
Intercompany loan from subsidiary	25,300	-
Deferred Federal income tax	10,359	11,815
Accounts payable and accrued liabilities	132,462	95,932

Total liabilities	769,440	609,214
Total shareholders’ equity	3,542,612	3,273,982

Total liabilities and shareholders’ equity	$4,312,052	$3,883,196

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF EARNINGS

(in thousands)

	Years ended December 31,
	2012	2011	2010

REVENUE

Equity in earnings of subsidiaries	$400,294	$238,602	$363,539
Interest income from subsidiaries	8,858	12,231	14,247
Net investment income	10,290	4,561	107
Net realized investment loss	(309)	(1,653)	-
Other operating income	99	-	-

Total revenue	419,232	253,741	377,893

EXPENSE

Interest expense	25,132	22,481	20,493
Other operating expense	7,138	7,516	13,650

Total expense	32,270	29,997	34,143

Earnings before income tax	386,962	223,744	343,750
Income tax benefit	(4,278)	(31,499)	(1,346)

Net earnings	$391,240	$255,243	$345,096

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2012	2011	2010

Operating activities
Net earnings	$391,240	$255,243	$345,096
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net earnings of subsidiaries	(392,486)	(103,395)	(169,500)
Change in accrued interest receivable on intercompany loans	(3,154)	(5,000)	(14,769)
Change in accounts payable and accrued liabilities	23,629	14,495	(6,139)
Loss on investments	309	1,653	-
Other, net	3,947	(10,588)	(21,657)

Cash provided by operating activities	23,485	152,408	133,031

Investing activities
Cash contributions to subsidiaries	(30,250)	(29,000)	(50,000)
Sales of available for sale fixed maturity securities	87,099	109,655	-
Sales of equity securities	9,780	-	-
Sales of other investments	21,736	-	-
Maturity or call of available for sale fixed maturity securities	105,982	58,189	-
Cost of available for sale fixed maturity securities acquired	(6,666)	(130,322)	-
Cost of equity securities acquired	(124,710)	-	-
Cost of other investments acquired	-	(32,496)	(4,753)
Change in short-term investments	(20,987)	103,684	(88,075)
Change in receivable from/payable to subsidiaries	776	(34,767)	43,209
Intercompany loans to subsidiaries for acquisitions	(66,765)	(1,911)	(54,959)
Payments on intercompany loans to subsidiaries	51,427	43,548	70,474

Cash provided (used) by investing activities	27,422	86,580	(84,104)

Financing activities
Issuance of notes payable	25,000	-	13,000
Payments on notes payable	-	(13,000)	-
Advances on line of credit	185,000	305,000	50,000
Payments on line of credit	(80,000)	(125,000)	(50,000)
Payments on convertible notes	-	-	(64,472)
Sale of common stock	59,838	36,044	29,193
Purchase of common stock	(173,028)	(373,584)	(35,125)
Dividends paid	(64,345)	(65,822)	(63,245)
Other, net	-	(2,157)	-

Cash used by financing activities	(47,535)	(238,519)	(120,649)

Net increase (decrease) in cash	3,372	469	(71,722)
Cash at beginning of year	1,560	1,091	72,813

Cash at end of year	$4,932	$1,560	$1,091

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2012, the interest rate on intercompany loans was 6.25%.

(3)	In 2012, HCC borrowed $25.0 million as an intercompany loan from a subsidiary to pay down outstanding borrowings on its $600.0 million Revolving Loan Facility. This loan was repaid in full, plus interest at 2.45%, in February 2013. In 2010, HCC borrowed $13.0 million as an intercompany loan from a subsidiary. This loan was repaid in full, plus interest at 6.25%, in 2011.

(4)	Dividends received from subsidiaries were $270.3 million, $279.9 million and $329.5 million in 2012, 2011 and 2010, respectively. The dividends included $262.8 million, $138.3 million and $135.4 million, respectively, of fixed maturity securities plus the related accrued interest.

(5)	Certain of HCC’s subsidiaries adopted a new accounting standard in 2012 (see Note 1, “General Information and Significant Accounting and Reporting Policies – Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements). As a result of this retrospective adjustment, investment in subsidiaries and shareholders’ equity both decreased by $18.0 million at December 31, 2011.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G		Column H	Column I	Column J	Column K
	(1)(5)	(2)	(2)	(1)			(1)	(5)	(3)(5)	(1)
	December 31,			Years ended December 31,
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income		Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premium written
2012
U.S. Property & Casualty	$30,400	$668,824	$421,195	$354,050	$		$209,286	$36,289	$79,694	$383,938
Professional Liability	15,382	1,754,824	305,315	394,687			229,873	25,365	41,356	378,138
Accident & Health	3,296	301,241	20,252	831,827			601,076	63,559	58,671	835,008
U.S. Surety & Credit	34,235	109,790	117,150	207,955			38,535	72,327	41,292	195,904
International	34,789	734,779	206,044	412,853			189,410	83,368	63,360	419,155
Investing						222,634
Corporate & Other (4)	(751)	257,033	-	41,253			37,331	293	74,687	41,253

Total	$117,351	$3,826,491	$1,069,956	$2,242,625		$222,634	$1,305,511	$281,201	$359,060	$2,253,396

2011
U.S. Property & Casualty	$30,410	$687,332	$367,484	$333,410	$		$201,017	$35,112	$74,643	$367,296
Professional Liability	20,083	1,698,239	318,092	410,816			328,503	17,002	42,026	412,262
Accident & Health (6)	3,619	260,659	17,065	758,270			552,292	58,359	57,954	756,539
U.S. Surety & Credit	40,986	107,975	128,496	210,535			52,206	72,946	40,974	208,859
International	33,097	643,845	199,801	368,748			233,879	80,339	56,307	391,819
Investing						212,271
Corporate & Other (4)(6)	(926)	321,328	96	45,391			31,350	2,367	58,653	45,383

Total	$127,269	$3,719,378	$1,031,034	$2,127,170		$212,271	$1,399,247	$266,125	$330,557	$2,182,158

2010
U.S. Property & Casualty	$21,249	$698,569	$352,155	$339,513	$		$191,108	$29,646	$72,949	$328,821
Professional Liability	17,362	1,568,189	355,728	425,226			265,465	28,713	45,810	401,562
Accident & Health (6)	4,043	231,825	18,803	705,408			506,994	57,432	53,472	706,747
U.S. Surety & Credit	43,750	82,738	127,519	199,908			52,940	69,934	39,747	209,373
International	26,727	546,077	191,455	316,186			143,412	65,125	55,752	324,344
Investing						203,819
Corporate & Other (4)(6)	(885)	402,869	217	55,683			53,110	4,286	55,184	55,350

Total	$112,246	$3,530,267	$1,045,877	$2,041,924		$203,819	$1,213,029	$255,136	$322,914	$2,026,197

(1)	Columns B, F, H and K are shown including the effects of reinsurance.
(2)	Columns C and D are shown excluding the effect of reinsurance.
(3)	Other operating expenses are after all corporate expense allocations have been charged or credited to the individual segments.
(4)	Includes activity related to Exited Lines.
(5)	We adjusted certain prior period amounts to reflect our adoption of a new accounting standard in 2012. See Note 1, “General Information and Significant Accounting and Reporting Policies — Accounting Guidance Adopted in 2012” to the Consolidated Financial Statements.
(6)	2011 and 2010 adjusted to reflect our exit from two lines of business previously included in our Accident & Health segment. See Note 12, “Segments” to the Consolidated Financial Statements.

Note:	Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net

Year ended December 31, 2012
Life insurance in force	$977,492	$238,389	$-	$739,103	—%

Earned premium
Property and liability insurance	$1,483,722	$446,891	$282,500	$1,319,331	21%
Accident and health insurance	913,034	58,852	69,112	923,294	7%

Total	$2,396,756	$505,743	$351,612	$2,242,625	16%

Year ended December 31, 2011
Life insurance in force	$1,070,323	$261,803	$-	$808,520	—%

Earned premium
Property and liability insurance	$1,477,138	$473,270	$273,576	$1,277,444	21%
Accident and health insurance	831,672	49,115	67,169	849,726	8%

Total	$2,308,810	$522,385	$340,745	$2,127,170	16%

Year ended December 31, 2010
Life insurance in force	$1,207,109	$292,011	$-	$915,098	—%

Earned premium
Property and liability insurance	$1,512,471	$493,540	$217,403	$1,236,334	18%
Accident and health insurance	771,925	47,407	81,072	805,590	10%

Total	$2,284,396	$540,947	$298,475	$2,041,924	15%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	2012	2011	2010
Allowance for doubtful accounts
Balance at beginning of year	$3,668	$3,639	$4,280
Provision expense	1,584	362	1,238
Amounts written off and other	(1,630)	(333)	(1,879)

Balance at end of year	$3,622	$3,668	$3,639