Form 10-Q
period 2013-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2013-05-03
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2013.

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

Yes ☐    No ☑

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

On April 26, 2013, there were approximately 100.4 million shares of common stock outstanding.

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

We described these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	March 31, 2013	December 31, 2012

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2013 – $5,819,392 and 2012 – $5,856,432)	$6,185,456	$6,281,781
Equity securities – available for sale, at fair value (cost: 2013 – $319,499 and 2012 – $275,827)	350,352	284,639
Short-term investments, at cost (approximates fair value)	267,434	363,053
Other investments, at fair value (cost: 2013 – $1,997 and 2012 – $18,391)	2,810	20,925

Total investments	6,806,052	6,950,398

Cash	75,677	71,390
Restricted cash and securities	101,572	101,480
Premium, claims and other receivables	577,946	549,725
Reinsurance recoverables	1,066,351	1,071,222
Ceded unearned premium	257,359	256,988
Ceded life and annuity benefits	58,227	58,641
Deferred policy acquisition costs	192,199	191,960
Goodwill	885,994	885,860
Other assets	176,839	130,143

Total assets	$10,198,216	$10,267,807

LIABILITIES

Loss and loss adjustment expense payable	$3,774,162	$3,767,850
Life and annuity policy benefits	58,227	58,641
Reinsurance, premium and claims payable	321,394	294,621
Unearned premium	1,085,833	1,069,956
Deferred ceding commissions	72,992	74,609
Notes payable	618,982	583,944
Accounts payable and accrued liabilities	681,377	875,574

Total liabilities	6,612,967	6,725,195

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2013 – 125,394 and 2012 – 125,114; outstanding: 2013 – 100,474 and 2012 – 100,928)	125,394	125,114
Additional paid-in capital	1,061,272	1,052,253
Retained earnings	2,845,444	2,756,166
Accumulated other comprehensive income	268,100	295,271
Treasury stock, at cost (shares: 2013 – 24,920 and 2012 – 24,186)	(714,961)	(686,192)

Total shareholders’ equity	3,585,249	3,542,612

Total liabilities and shareholders’ equity	$10,198,216	$10,267,807

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Three months ended March 31,
	2013	2012
REVENUE

Net earned premium	$561,186	$547,141
Net investment income	55,765	57,010
Other operating income	8,845	5,201
Net realized investment gain	8,570	171

Total revenue	634,366	609,523

EXPENSE

Loss and loss adjustment expense, net	332,697	328,928
Policy acquisition costs, net	66,949	69,444
Other operating expense	76,853	87,282
Interest expense	6,471	6,909

Total expense	482,970	492,563

Earnings before income tax expense	151,396	116,960
Income tax expense	45,546	34,376

Net earnings	$105,850	$82,584

Earnings per common share

Basic	$1.05	$0.80

Diluted	$1.05	$0.79

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three months ended March 31,
	2013	2012

Net earnings	$105,850	$82,584

Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during the period	(30,395)	21,640
Income tax charge (benefit)	(10,327)	7,303

Investment gains (losses), net of tax	(20,068)	14,337

Less reclassification adjustments for:
Gains included in net earnings	8,570	171
Income tax charge	2,999	60

Gains included in net earnings, net of tax	5,571	111

Net unrealized investment gains (losses)	(25,639)	14,226

Foreign currency translation adjustment	(2,056)	2,533
Income tax charge (benefit)	(524)	123

Foreign currency translation adjustment, net of tax	(1,532)	2,410

Other comprehensive income (loss)	(27,171)	16,636

Comprehensive income	$78,679	$99,220

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Three months ended March 31, 2013

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2012	$125,114	$1,052,253	$2,756,166	$295,271	$(686,192)	$3,542,612

Net earnings	-	-	105,850	-	-	105,850

Other comprehensive loss	-	-	-	(27,171)	-	(27,171)

Issuance of 222 shares for exercise of options, including tax effect	222	6,697	-	-	-	6,919

Purchase of 734 common shares	-	-	-	-	(28,769)	(28,769)

Stock-based compensation	58	2,322	-	-	-	2,380

Cash dividends declared, $0.165 per share	-	-	(16,572)	-	-	(16,572)

Balance at March 31, 2013	$125,394	$1,061,272	$2,845,444	$268,100	$(714,961)	$3,585,249

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2013	2012
Operating activities
Net earnings	$105,850	$82,584
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(29,047)	16,089
Change in reinsurance recoverables	1,364	(19,639)
Change in ceded unearned premium	(528)	(8,887)
Change in loss and loss adjustment expense payable	16,429	35,737
Change in unearned premium	16,236	10,545
Change in reinsurance, premium and claims payable, excluding restricted cash	26,113	17,802
Change in accounts payable and accrued liabilities	(101,424)	(44,098)
Stock-based compensation expense	2,874	2,373
Depreciation and amortization expense	4,797	4,605
Gain on investments	(8,570)	(171)
Other, net	(31,997)	(21,970)

Cash provided by operating activities	2,097	74,970

Investing activities
Sales of available for sale fixed maturity securities	158,135	65,103
Sales of equity securities	17,808	-
Sales of other investments	20,921	-
Maturity or call of available for sale fixed maturity securities	190,308	145,713
Maturity or call of held to maturity fixed maturity securities	-	28,636
Cost of available for sale fixed maturity securities acquired	(389,731)	(230,283)
Cost of equity securities acquired	(69,255)	-
Change in short-term investments	95,352	(66,008)
Payments for purchase of businesses, net of cash received	(8,214)	(32,143)
Other, net	(344)	(3,443)

Cash provided (used) by investing activities	14,980	(92,425)

Financing activities
Advances on line of credit	50,000	95,000
Payments on line of credit	(15,000)	(10,000)
Sale of common stock	6,919	1,278
Purchase of common stock	(34,426)	(62,358)
Dividends paid	(16,674)	(16,139)
Other, net	(3,609)	(3,963)

Cash (used) provided by financing activities	(12,790)	3,818

Net increase (decrease) in cash	4,287	(13,637)
Cash at beginning of year	71,390	104,550

Cash at end of period	$75,677	$90,913

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(1) General Information

HCC Insurance Holdings, Inc. (HCC) and its subsidiaries (collectively we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of largely non-correlated specialty insurance products, including property and casualty, accident and health, surety and credit product lines, in approximately 180 countries. We market our products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to customers. In addition, we assume insurance written by other insurance companies.

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012. The consolidated balance sheet at December 31, 2012 was derived from the audited financial statements but does not include all disclosures required by GAAP.

Management must make estimates and assumptions that affect amounts reported in our consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our available for sale fixed maturity and equity securities were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2013

U.S. government and government agency securities	$122,242	$4,007	$-	$126,249
Fixed maturity securities of states, municipalities and political subdivisions	955,228	88,266	(493)	1,043,001
Special purpose revenue bonds of states, municipalities and political subdivisions	2,101,195	155,078	(5,083)	2,251,190
Corporate securities	1,248,289	58,310	(4,974)	1,301,625
Residential mortgage-backed securities	630,822	26,807	(2,006)	655,623
Commercial mortgage-backed securities	488,000	35,107	(1,044)	522,063
Asset-backed securities	42,015	515	-	42,530
Foreign government securities	231,601	12,034	(460)	243,175

Total fixed maturity securities	$5,819,392	$380,124	$(14,060)	$6,185,456

Equity securities	$319,499	$34,632	$(3,779)	$350,352

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2012

U.S. government and government agency securities	$195,049	$4,560	$(2)	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	969,966	96,027	(182)	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	2,033,947	168,772	(2,388)	2,200,331
Corporate securities	1,247,282	69,243	(1,355)	1,315,170
Residential mortgage-backed securities	632,665	32,560	(338)	664,887
Commercial mortgage-backed securities	482,808	41,748	(267)	524,289
Asset-backed securities	32,801	474	-	33,275
Foreign government securities	261,914	16,515	(18)	278,411

Total fixed maturity securities	$5,856,432	$429,899	$(4,550)	$6,281,781

Equity securities	$275,827	$13,768	$(4,956)	$284,639

Substantially all of our fixed maturity securities are investment grade. The following table displays the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
March 31, 2013

Fixed maturity securities
Fixed maturity securities of states, municipalities and political subdivisions	$35,621	$(493)	$-	$-	$35,621	$(493)
Special purpose revenue bonds of states, municipalities and political subdivisions	264,246	(5,067)	1,970	(16)	266,216	(5,083)
Corporate securities	211,763	(4,112)	12,495	(862)	224,258	(4,974)
Residential mortgage-backed securities	136,267	(2,006)	-	-	136,267	(2,006)
Commercial mortgage-backed securities	83,541	(1,044)	-	-	83,541	(1,044)
Foreign government securities	46,250	(460)	-	-	46,250	(460)
Equity securities	59,226	(3,779)	-	-	59,226	(3,779)

Total	$836,914	$(16,961)	$14,465	$ (878)	$851,379	$(17,839)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total

	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012

Fixed maturity securities
U.S. government and government agency securities	$55,034	$(2)	$-	$-	$55,034	$(2)
Fixed maturity securities of states, municipalities and political subdivisions	14,162	(182)	-	-	14,162	(182)
Special purpose revenue bonds of states, municipalities and political subdivisions	155,902	(2,388)	-	-	155,902	(2,388)
Corporate securities	85,245	(1,220)	2,616	(135)	87,861	(1,355)
Residential mortgage-backed securities	49,486	(338)	-	-	49,486	(338)
Commercial mortgage-backed securities	26,263	(267)	-	-	26,263	(267)
Foreign government securities	7,007	(18)	-	-	7,007	(18)
Equity securities	103,647	(4,956)	-	-	103,647	(4,956)

Total	$496,746	$ (9,371)	$2,616	$(135)	$499,362	$(9,506)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $0.5 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We recognized no other-than-temporary impairment losses in the first quarter of 2013 and 2012.

We do not consider the $17.8 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at March 31, 2013 to be other-than-temporary impairments because: 1) as of March 31, 2013, we have received substantially all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The amortized cost and fair value of our fixed maturity securities at March 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.9 years at March 31, 2013.

	Cost or amortized cost	Fair value
Due in 1 year or less	$251,720	$254,696
Due after 1 year through 5 years	1,040,973	1,089,163
Due after 5 years through 10 years	1,448,715	1,567,744
Due after 10 years through 15 years	964,983	1,040,171
Due after 15 years	952,164	1,013,466

Securities with contractual maturities	4,658,555	4,965,240
Mortgage-backed and asset-backed securities	1,160,837	1,220,216

Total fixed maturity securities	$5,819,392	$6,185,456

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The sources of net investment income were as follows:

	Three months ended March 31,
	2013	2012
Fixed maturity securities
Taxable	$25,960	$31,115
Exempt from U.S. income taxes	27,889	26,612

Total fixed maturity securities	53,849	57,727
Equity securities	3,580	-
Short-term investments	12	62
Other investment income	(47)	467

Total investment income	57,394	58,256
Investment expense	(1,629)	(1,246)

Net investment income	$55,765	$57,010

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

The fair value of the forward contract was a $1.4 million liability at March 31, 2013. This amount is reported in accounts payable and accrued liabilities in our consolidated balance sheets. At inception of the hedge and quarterly thereafter, we assess whether the hedge transaction is effective. Any ineffectiveness would be recognized immediately as other operating expense in our consolidated statements of earnings. There was no ineffectiveness on the forward contract during 2013.

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

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of March 31, 2013 or 2012.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices, but the market is inactive. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed maturity securities and an insurance contract that we account for as a derivative and classify in other assets. This category also includes a liability for future earnout payments due to former owners of a business we acquired, which is classified within accounts payable and accrued liabilities. Fixed maturity securities classified as Level 3 are primarily special purpose revenue bond auction rate securities. The interest rates on these securities are reset through auctions at periodic intervals. These securities are thinly traded and observable market data is not readily available. We determine the fair value of these securities using prices quoted by a broker. We determine fair value of our other Level 3 assets and liabilities based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheet.

	Level 1	Level 2	Level 3	Total
March 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$105,667	$20,582	$-	$126,249
Fixed maturity securities of states, municipalities and political subdivisions	-	1,043,001	-	1,043,001
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,241,742	9,448	2,251,190
Corporate securities	-	1,301,458	167	1,301,625
Residential mortgage-backed securities	-	655,623	-	655,623
Commercial mortgage-backed securities	-	522,063	-	522,063
Asset-backed securities	-	42,530	-	42,530
Foreign government securities	-	243,175	-	243,175

Total fixed maturity securities	105,667	6,070,174	9,615	6,185,456
Equity securities	350,352	-	-	350,352
Short-term investments*	193,033	74,401	-	267,434
Other investments	2,810	-	-	2,810
Restricted cash and securities	-	2,041	-	2,041
Premium, claims and other receivables	-	72,398	-	72,398
Other assets	-	-	459	459

Total assets measured at fair value	$651,862	$6,219,014	$10,074	$6,880,950

Notes payable*	$-	$676,400	$-	$676,400
Accounts payable and accrued liabilities – forward contract	-	1,411	-	1,411
Accounts payable and accrued liabilities – earnout liability	-	2,041	7,071	9,112

Total liabilities measured at fair value	$-	$679,852	$7,071	$686,923

*Carried at cost or amortized cost on our consolidated balance sheet.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2012

Fixed maturity securities
U.S. government and government agency securities	$174,520	$25,087	$-	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	-	1,065,811	-	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,200,331	-	2,200,331
Corporate securities	-	1,315,006	164	1,315,170
Residential mortgage-backed securities	-	664,887	-	664,887
Commercial mortgage-backed securities	-	524,289	-	524,289
Asset-backed securities	-	33,275	-	33,275
Foreign government securities	-	278,411	-	278,411

Total fixed maturity securities	174,520	6,107,097	164	6,281,781
Equity securities	284,639	-	-	284,639
Short-term investments*	251,988	111,065	-	363,053
Other investments	20,925	-	-	20,925
Restricted cash and securities	-	2,043	-	2,043
Premium, claims and other receivables	-	68,207	-	68,207
Other assets	-	-	349	349

Total assets measured at fair value	$732,072	$6,288,412	$513	$7,020,997

Notes payable*	$-	$636,363	$-	$636,363
Accounts payable and accrued liabilities – forward contract	-	3,194	-	3,194
Accounts payable and accrued liabilities – earnout liability	-	2,043	7,009	9,052

Total liabilities measured at fair value	$-	$641,600	$7,009	$648,609

*Carried at cost or amortized cost on our consolidated balance sheet.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the changes in fair value of our Level 3 financial instruments.

	2013				2012
	Fixed maturity securities	Other assets	Total assets	Accounts payable and accrued liabilities	Fixed maturity securities	Other assets	Total assets
Balance at beginning of year	$164	$349	$513	$7,009	$1,170	$1,516	$2,686
Purchases	9,430	-	9,430	-	-	-	-
Gains reported in:
Net earnings	6	110	116	62	-	215	215
Other comprehensive income	15	-	15	-	2	-	2
Transfers out of Level 3	-	-	-	-	(1,015)	-	(1,015)

Balance at March 31	$9,615	$459	$10,074	$7,071	$157	$1,731	$1,888

There were no transfers between Level 1, Level 2 or Level 3 in 2013. We transferred an investment from Level 3 to Level 2 in 2012 because we were able to determine its fair value using inputs based on observable market data in the period transferred.

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

	Three months ended March 31,
	2013	2012
Direct written premium	$581,571	$544,770
Reinsurance assumed	138,634	137,919
Reinsurance ceded	(141,021)	(124,285)

Net written premium	$579,184	$558,404

Direct earned premium	$616,405	$591,183
Reinsurance assumed	85,272	82,338
Reinsurance ceded	(140,491)	(126,380)

Net earned premium	$561,186	$547,141

Direct loss and loss adjustment expense	$357,512	$365,392
Reinsurance assumed	39,691	36,709
Reinsurance ceded	(64,506)	(73,173)

Net loss and loss adjustment expense	$332,697	$328,928

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Three months ended March 31,
	2013	2012
Policy acquisition costs	$100,286	$95,735
Ceding commissions	(33,337)	(26,291)

Net policy acquisition costs	$66,949	$69,444

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.
	March 31,	December 31,
	2013	2012
Reinsurance recoverable on paid losses	$54,931	$54,675
Reinsurance recoverable on outstanding losses	461,886	479,026
Reinsurance recoverable on incurred but not reported losses	551,034	539,021
Reserve for uncollectible reinsurance	(1,500)	(1,500)

Total reinsurance recoverables	$1,066,351	$1,071,222

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
Payables to reinsurers	$161,271	$190,228
Letters of credit	83,053	89,832
Cash	89,215	116,597

Total credits	$333,539	$396,657

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.
	March 31,	December 31,
	2013	2012
Loss and loss adjustment expense payable	$3,774,162	$3,767,850
Reinsurance recoverable on outstanding losses	(461,886)	(479,026)
Reinsurance recoverable on incurred but not reported losses	(551,034)	(539,021)

Net reserves	$2,761,242	$2,749,803

Unearned premium	$1,085,833	$1,069,956
Ceded unearned premium	(257,359)	(256,988)

Net unearned premium	$828,474	$812,968

Deferred policy acquisition costs	$192,199	$191,960
Deferred ceding commissions	(72,992)	(74,609)

Net deferred policy acquisition costs	$119,207	$117,351

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(6) Notes Payable

Our notes payable consisted of the following:

	March 31, 2013	December 31, 2012
6.30% Senior Notes	$298,982	$298,944
$600.0 million Revolving Loan Facility	320,000	285,000

Total notes payable	$618,982	$583,944

On April 26, 2013, we entered into an agreement to modify our $600.0 million Revolving Loan Facility (the Facility). Under the amended agreement, the Facility expires on April 26, 2017. The new borrowing rate is LIBOR plus 125 basis points with a commitment fee of 15 basis points. There have been no changes to the terms and conditions related to our Senior Notes or the Standby Letter of Credit Facility (Standby Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

The weighted-average interest rate on borrowings under the Facility at March 31, 2013 was 1.58%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $270.6 million at March 31, 2013.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and the Standby Facility at March 31, 2013.

(7) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	Net unrealized investment gains (losses)		Foreign currency translation adjustment	Accumulated other comprehensive income
Balance at December 31, 2012	$282,503		12,768	295,271
Other comprehensive loss – 2013	(25,639	)*	(1,532)	(27,171)

Balance at March 31, 2013	$256,864		$11,236	$268,100

* Includes the following reclassification adjustments, which were recorded to these accounts in our consolidated statements of earnings:
Net realized investment gain	$8,570
Income tax expense	2,999

Total reclassifications	$5,571

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Three months ended March 31,
	2013	2012
Net earnings	$105,850	$82,584
Less: net earnings attributable to unvested restricted stock	(1,782)	(1,463)

Net earnings available to common stock	$104,068	$81,121

Weighted-average common shares outstanding	99,056	102,034
Dilutive effect of outstanding options (determined using treasury stock method)	231	159

Weighted-average common shares and potential common shares outstanding	99,287	102,193

Anti-dilutive stock options not included in treasury stock method computation	47	2,224

(9) Stock-Based Compensation

In 2013, we granted the following shares of restricted stock awards, restricted stock units and stock options for the purchase of shares of our common stock.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Restricted stock awards	129	$40.73	$5,254	1-4 years
Restricted stock units	16	40.66	661	4 years
Stock options	109	7.83	849	1-5 years

Certain restricted stock awards and units granted in 2013 contain a performance condition based on the ultimate results for the 2012 underwriting year. The number of such shares that vest could differ from the number initially granted. We measure fair value for these awards and units based on the closing price of our common stock on the grant date, and we recognize expense on a straight-line basis over the vesting period for those awards expected to vest. These restricted stock awards and units earn dividends or dividend equivalents during the vesting period.

In 2013, we granted a new form of restricted stock to certain of our executive officers. These awards vest after three years and can vest from 0% to 200% of the initial shares granted. Vesting is determined equally on an operating return on equity performance factor (ROE factor) and a total shareholder return performance factor (TSR factor) calculation. The ROE factor is calculated by comparing our actual results over the three-year period to an internal target, whereas the TSR factor is calculated by comparing our TSR over the three-year period to that of nine peer companies. The ROE factor qualifies as a performance condition and those awards are accounted for in the same manner as the other restricted stock grants described above. The TSR factor qualifies as a market condition and we determine the fair value at grant date using a Monte Carlo simulation model that takes into account the probabilities of numerous outcomes of our TSR as well as that of the peer companies. This fair value is expensed on a straight-line basis over the vesting period and is not adjusted for the ultimate number of awards to vest. No dividends are earned during the vesting period on these restricted stock awards.

For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value is expensed over the vesting period.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(10) Segments

We report HCC’s results in six operating segments, including the following five insurance underwriting segments:

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

In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, foreign currency expense/benefit, and underwriting results of our Exited Lines.

Our Exited Lines include product lines that we no longer write and do not expect to write in the future. In the third quarter of 2012, we exited the HMO and medical excess reinsurance businesses that had previously been included in our Accident & Health segment. We have adjusted all prior financial data to report these two product lines in Exited Lines for the 2012 period presented herein.

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Three months ended March 31, 2013

Net earned premium	$93,531	$92,779	$217,125	$47,177	$105,142	$-	$5,432	$561,186
Other revenue	7,184	(414)	1,190	237	778	64,335	(130)	73,180

Segment revenue	100,715	92,365	218,315	47,414	105,920	64,335	5,302	634,366

Loss and LAE	52,156	56,386	160,427	13,214	45,919	-	4,595	332,697
Other expense	27,305	17,748	31,126	26,279	35,709	-	12,106	150,273

Segment expense	79,461	74,134	191,553	39,493	81,628	-	16,701	482,970

Segment pretax earnings (loss)	$21,254	$18,231	$26,762	$7,921	$24,292	$64,335	$(11,399)	$151,396

Three months ended March 31, 2012

Net earned premium	$89,018	$101,438	$206,881	$47,729	$91,284	$-	$10,791	$547,141
Other revenue	2,363	133	1,337	215	1,194	57,181	(41)	62,382

Segment revenue	91,381	101,571	208,218	47,944	92,478	57,181	10,750	609,523

Loss and LAE	49,261	69,155	152,522	11,033	37,767	-	9,190	328,928
Other expense	29,722	17,531	30,154	28,120	32,153	-	25,955	163,635

Segment expense	78,983	86,686	182,676	39,153	69,920	-	35,145	492,563

Segment pretax earnings (loss)	$12,398	$14,885	$25,542	$8,791	$22,558	$57,181	$(24,395)	$116,960

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(11) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2013, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $5.2 million, compared to $7.6 million in the first quarter of 2012. In both years, these amounts related to various small catastrophes.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. We currently have claims under one indemnification that covers certain net insurance losses that were incurred and reinsured prior to our sale of a subsidiary. At March 31, 2013, we have an accrued liability of $8.4 million and $3.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

(12) Supplemental Information

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2013	2012
Income taxes paid	$32,142	$5,784
Interest paid	1,390	1,071
Dividends declared but not paid at end of period	16,579	15,863
Treasury stock payable at period end	-	4,607

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of March 31, 2013 and December 31, 2012.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $41.91 on April 26, 2013, resulting in market capitalization of $4.2 billion.

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

Key facts about our consolidated group as of and for the quarter ended March 31, 2013 are as follows:

•	We had consolidated shareholders’ equity of $3.6 billion, with a book value per share of $35.68.

•	We generated net earnings of $105.9 million, or $1.05 per diluted share.

•	We produced total revenue of $634.4 million, of which 88% related to net earned premium and 9% related to net investment income.

•	Our net loss ratio was 59.3% and our combined ratio was 83.8%.

•	Our debt to capital ratio was 14.7%.

•	We purchased $28.8 million of our common stock at an average cost of $39.18 per share. At quarter end, we had $221.0 million remaining under our current $300.0 million share buyback authorization.

•	We declared dividends of $0.165 per share and paid $16.7 million of dividends.

Comparisons in the following sections refer to the first quarter of 2013 compared to the same period of 2012. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees. We adjusted all prior segment data to reflect our exit from two lines of business previously included in our Accident & Health segment (see Note 10, “Segments” to the Consolidated Financial Statements).

Results of Operations

Our results and key metrics for the first quarter of 2013 and 2012 were as follows:

	Three months ended March 31,
	2013	2012

Net earnings	$105,850	$82,584

Earnings per diluted share	$1.05	$0.79

Net loss ratio	59.3%	60.1%
Expense ratio*	24.5	25.4

Combined ratio*	83.8%	85.5%

* 2012 adjusted to reflect change in Exited Lines.

Revenue

Total revenue increased $24.8 million in 2013, compared to 2012, primarily due to higher net earned premium and net realized investment gains.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Three months ended March 31,
	2013	2012
U.S. Property & Casualty	$175,137	$153,147
Professional Liability	104,019	101,245
Accident & Health	215,561	205,327
U.S. Surety & Credit	52,249	54,493
International	167,807	157,676
Exited Lines	5,432	10,801

Total gross written premium	$720,205	$682,689

U.S. Property & Casualty	$103,882	$92,328
Professional Liability	67,626	70,913
Accident & Health	215,268	205,098
U.S. Surety & Credit	45,504	44,704
International	141,472	134,570
Exited Lines	5,432	10,791

Total net written premium	$579,184	$558,404

U.S. Property & Casualty	$93,531	$89,018
Professional Liability	92,779	101,438
Accident & Health	217,125	206,881
U.S. Surety & Credit	47,177	47,729
International	105,142	91,284
Exited Lines	5,432	10,791

Total net earned premium	$561,186	$547,141

Growth in premium from our insurance underwriting segments occurred primarily in: 1) the U.S. Property & Casualty segment, from new business lines started in 2011 and increased disability, residual value, title and mortgage reinsurance, and other structured insurance products; 2) the Accident & Health segment, from the growth of our medical stop-loss product and 3) the International segment, from increases in our energy and property treaty lines of business. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance segment.

Net investment income, which is included in our Investing segment, decreased 2% year-over-year as the effect from growth in our investment portfolio was more than offset by the effect of reduced reinvestment yields. Our fixed maturity securities portfolio increased 3% from $6.0 billion at March 31, 2012 to $6.2 billion at March 31, 2013. In addition, we added publicly traded equity securities to our portfolio and held $350.4 million at March 31, 2013. The growth in investments resulted primarily from cash flow from operations during 2012 and an increase of $45.2 million in the net unrealized gain on our available for sale securities since March 31, 2012.

Our other operating income primarily consists of third party agency and broker commissions and income from a financial instrument.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Three months ended March 31,
	2013	2012
U.S. Property & Casualty	$52,156	$49,261
Professional Liability	56,386	69,155
Accident & Health	160,427	152,522
U.S. Surety & Credit	13,214	11,033
International	45,919	37,767
Exited Lines	4,595	9,190

Net loss and loss adjustment expense	$332,697	$328,928

U.S. Property & Casualty	55.8%	55.3%
Professional Liability	60.8	68.2
Accident & Health	73.9	73.7
U.S. Surety & Credit	28.0	23.1
International	43.7	41.4

Consolidated net loss ratio	59.3%	60.1%

Consolidated accident year net loss ratio	59.3%	60.1%

Loss and loss adjustment expense increased 1% in 2013, compared to 2012, primarily due 1) to our Accident & Health segment, from growth of our medical stop-loss product writings and 2) our International segment, from growth of our energy and property treaty lines of business, partially offset by 3) decreased loss expense in our Professional Liability segment related to our expectation of lower losses in our diversified financial products (DFP) line of business in 2013 compared to 2012. See the “Segment Operations” section below for additional discussion of the changes in our net loss and loss adjustment expense and net loss ratios for each segment. We recognized no prior year loss development in the first quarter of 2013 and 2012.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Three months ended March 31,
	2013	2012
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,749,803	$2,683,483
Net reserve additions from acquired businesses	-	14,705
Foreign currency adjustment	(21,729)	17,123
Net loss and loss adjustment expense	332,697	328,928
Net loss and loss adjustment expense payments	(299,529)	(344,522)

Net reserves for loss and loss adjustment expense payable at end of period	$2,761,242	$2,699,717

Net paid loss ratio	53.4%	63.0%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, occurrence of catastrophic events and mix of our business. In 2012, we commuted certain loss reserves on a large contract included in our Exited Lines for $27.5 million. The commutation had no material effect on net earnings but increased our net paid loss ratio by 5.1 percentage points in 2012. Excluding the commutation, our net paid loss ratio decreased 4.5 percentage points in 2013, primarily due to timing of claims payments and the mix of our businesses.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 11.9% and 12.7% in 2013 and 2012, respectively. The difference between years primarily relates to higher ceding commissions in 2013 and changes in the mix of business.

Other Operating Expense

Other operating expense decreased 12% in 2013 compared to 2012. The decrease in other operating expense was primarily due to the year-over-year fluctuation in foreign currency benefit/expense, partially offset by higher employee compensation and benefit costs in 2013. We recognized a foreign currency benefit of $11.0 million in the first quarter of 2013, compared to expense of $2.8 million in the first quarter of 2012, principally related to weakening of the British pound sterling relative to the U.S. dollar in 2013. Excluding the effect of foreign currency benefit/expense, 64% of other operating expense related to compensation and benefits for our 1,892 employees in 2013, compared to 61% in 2012. Other operating expense included stock-based compensation expense of $2.9 million in 2013 and $2.4 million in 2012. At March 31, 2013, there was approximately $28.0 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.9 years.

Interest Expense

Interest expense was $6.5 million and $6.9 million in the first quarter of 2013 and 2012, respectively, and included $4.8 million in each period for our Senior Notes.

Income Tax Expense

Our effective income tax rate was 30.1% for 2013, compared to 29.4% for 2012. The higher effective rate in 2013 was due to pretax income increasing at a faster rate than tax-exempt investment income.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Certain segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual policy losses and multiple policy losses from catastrophic risks. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our five insurance underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Three months ended March 31,
	2013	2012

Net earned premium	$93,531	$89,018
Other revenue	7,184	2,363

Segment revenue	100,715	91,381

Loss and loss adjustment expense, net	52,156	49,261
Other expense	27,305	29,722

Segment expense	79,461	78,983

Segment pretax earnings	$21,254	$12,398

Net loss ratio	55.8%	55.3%
Expense ratio	27.1	32.5

Combined ratio	82.9%	87.8%

Aviation	$27,857	$28,823
E&O	13,198	16,377
Public Risk	16,360	15,218
Other	36,116	28,600

Total net earned premium	$93,531	$89,018

Aviation	61.7%	46.9%
E&O	60.2	61.0
Public Risk	78.2	93.0
Other	39.4	40.5

Total net loss ratio	55.8%	55.3%

	Three months ended March 31,
	2013	2012

Aviation	$36,998	$37,090
E&O	15,074	16,891
Public Risk	21,441	19,784
Other	101,624	79,382

Total gross written premium	$175,137	$153,147

Aviation	$28,614	$27,507
E&O	12,538	16,505
Public Risk	15,771	15,594
Other	46,959	32,722

Total net written premium	$103,882	$92,328

Our U.S. Property & Casualty segment pretax earnings increased 71% year-over-year primarily due to a combination of the following: 1) no catastrophe losses in 2013, compared to $4.0 million in 2012, 2) higher ceding commissions in 2013 and 3) higher other revenue. Net earned premium increased in 2013, compared to 2012, due to higher writings by our new underwriting teams for the technical property, primary casualty and excess casualty lines of business, as well as for disability, residual value, title and mortgage reinsurance, and other structured insurance products. Higher losses in our aviation line of business during the first quarter of 2013 partially offset reduced losses in our public risk line of business, which included the segment’s 2012 net catastrophe losses. Other expense and the expense ratio were lower in 2013 primarily due to higher ceding commissions, which offset policy acquisition costs.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Three months ended March 31,
	2013	2012

Net earned premium	$92,779	$101,438
Other revenue	(414)	133

Segment revenue	92,365	101,571

Loss and loss adjustment expense, net	56,386	69,155
Other expense	17,748	17,531

Segment expense	74,134	86,686

Segment pretax earnings	$18,231	$14,885

Net loss ratio	60.8%	68.2%
Expense ratio	19.2	17.3

Combined ratio	80.0%	85.5%

U.S. D&O	$76,705	$86,254
International D&O	16,074	15,184

Total net earned premium	$92,779	$101,438

U.S. D&O	62.8%	71.0%
International D&O	51.2	51.9

Total net loss ratio	60.8%	68.2%

U.S. D&O	$75,239	$74,996
International D&O	28,780	26,249

Total gross written premium	$104,019	$101,245

U.S. D&O	$51,699	$55,705
International D&O	15,927	15,208

Total net written premium	$67,626	$70,913

Our Professional Liability segment pretax earnings increased 22% in 2013, compared to 2012, due to an improved net loss ratio, primarily related to our diversified financial products (DFP) line of business in U.S. D&O. We increased the 2011 ultimate loss ratio for DFP in the third quarter of 2011, based on our annual reserve review that indicated the frequency and severity of claims had increased in the 2011 accident year, and continued to use that same ultimate loss ratio as premium written in 2011 earned during 2012. We decreased DFP’s ultimate loss ratio for premium written in 2012 and 2013, based on fewer expected losses due to our reunderwriting of the DFP business.

Gross written premium increased 3% in 2013, primarily due to increased writings of U.S. and International D&O, partially offset by reduced writings of DFP. Net written premium decreased year-over-year due to changes in our reinsurance program. Net earned premium decreased in 2013 due to our reunderwriting of the DFP business in 2012.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Three months ended March 31,
	2013	2012

Net earned premium	$217,125	$206,881
Other revenue	1,190	1,337

Segment revenue	218,315	208,218

Loss and loss adjustment expense, net	160,427	152,522
Other expense	31,126	30,154

Segment expense	191,553	182,676

Segment pretax earnings	$26,762	$25,542

Net loss ratio	73.9%	73.7%
Expense ratio	14.3	14.5

Combined ratio	88.2%	88.2%

Medical Stop-loss	$202,594	$193,087
Other	14,531	13,794

Total net earned premium	$217,125	$206,881

Medical Stop-loss	75.2%	75.3%
Other	56.3	51.8

Total net loss ratio	73.9%	73.7%

Medical Stop-loss	$202,808	$193,233
Other	12,753	12,094

Total gross written premium	$215,561	$205,327

Medical Stop-loss	$202,594	$193,087
Other	12,674	12,011

Total net written premium	$215,268	$205,098

The Accident & Health segment pretax earnings increased 5% in the first quarter of 2013, compared to the same period of 2012. This increase was directly related to higher net earned premium in our medical stop-loss product line due to writing new business and rate increases on renewal business.

The 2012 information shown above has been adjusted to reflect our exit from two lines of business in the third quarter of 2012. See Note 10, “Segments” to the Consolidated Financial Statements.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Three months ended March 31,
	2013	2012

Net earned premium	$47,177	$47,729
Other revenue	237	215

Segment revenue	47,414	47,944

Loss and loss adjustment expense, net	13,214	11,033
Other expense	26,279	28,120

Segment expense	39,493	39,153

Segment pretax earnings	$7,921	$8,791

Net loss ratio	28.0%	23.1%
Expense ratio	55.4	58.7

Combined ratio	83.4%	81.8%

Surety	$35,607	$39,920
Credit	11,570	7,809

Total net earned premium	$47,177	$47,729

Surety	25.0%	24.8%
Credit	37.4	14.6

Total net loss ratio	28.0%	23.1%

Surety	$37,696	$39,926
Credit	14,553	14,567

Total gross written premium	$52,249	$54,493

Surety	$33,690	$36,134
Credit	11,814	8,570

Total net written premium	$45,504	$44,704

Our U.S. Surety & Credit segment pretax earnings decreased 10% year-over-year, primarily due to a higher net loss ratio in our credit line of business in 2013. Premium for our surety line of business decreased year-over-year, primarily due to competition and economic conditions impacting the construction industry. In the first quarter of 2012, we had a large loss in our credit line of business, which, because of its size, had significant reinsurance recoveries. Our losses net of these reinsurance recoveries were limited, resulting in a low loss ratio. The benefit related to this low loss ratio was offset by a reduction of net written premium and net earned premium due to $4.3 million of reinstatement premium related to this large loss.

International Segment

The following tables summarize the operations of the International segment.

	Three months ended March 31,
	2013	2012

Net earned premium	$105,142	$91,284
Other revenue	778	1,194

Segment revenue	105,920	92,478

Loss and loss adjustment expense, net	45,919	37,767
Other expense	35,709	32,153

Segment expense	81,628	69,920

Segment pretax income	$24,292	$22,558

Net loss ratio	43.7%	41.4%
Expense ratio	33.7	34.8

Combined ratio	77.4%	76.2%

Energy	$21,039	$15,094
Property Treaty	28,755	22,089
Liability	17,175	19,482
Surety & Credit	18,213	17,761
Other	19,960	16,858

Total net earned premium	$105,142	$91,284

Energy	45.3%	37.1%
Property Treaty	24.3	12.8
Liability	49.9	51.2
Surety & Credit	63.5	67.9
Other	46.4	43.3

Total net loss ratios	43.7%	41.4%

Energy	$26,545	$20,595
Property Treaty	72,345	69,338
Liability	18,133	19,260
Surety & Credit	21,166	20,958
Other	29,618	27,525

Total gross written premium	$167,807	$157,676

	Three months ended March 31,
	2013	2012

Energy	$14,669	$12,824
Property Treaty	66,167	62,302
Liability	16,570	17,892
Surety & Credit	18,649	19,027
Other	25,417	22,525

Total net written premium	$141,472	$134,570

Our International segment pretax earnings increased 8% in the first quarter of 2013, compared to the first quarter of 2012. The 2013 and 2012 pretax earnings included $5.2 million and $3.6 million, respectively, of net catastrophe losses related to small catastrophes in our property treaty line of business. The segment’s increase in net earned premium in 2013 primarily related to increased writings of our energy and property treaty lines of business.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.2 billion of fixed maturity securities at March 31, 2013. Substantially all of our fixed maturity securities were investment grade and 72% were rated AAA or AA.

The following tables summarize the results and key metrics of our Investing segment.

	Three months ended March 31,
	2013	2012
Fixed maturity securities	$53,849	$57,727
Equity securities	3,580	-
Short-term investments	12	62
Other investments and deposits	(47)	467
Net realized investment gain	8,570	171
Investment expenses	(1,629)	(1,246)

Segment pretax earnings	$64,335	$57,181

Fixed maturity securities:
Average yield *	3.7%	4.1%
Average tax equivalent yield *	4.6%	5.0%
Weighted-average life	8.3 years	7.7 years
Weighted-average duration	4.9 years	4.8 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

In 2012, we began investing in bank loans (classified as corporate securities), which we expect will generate attractive yields and lower our overall duration without altering the weighted-average rating of the portfolio. We also began investing in global publicly traded equity securities. These investments in equity securities are focused on companies with a track record of above-market dividend yields. At March 31, 2013, our investments included $151.3 million of bank loans and $350.4 million of equity securities. The weighted-average duration of our fixed maturity securities portfolio increased between the first quarter of 2012 and the first quarter of 2013, due to additional investments in municipal bonds that have longer lives and the impact of higher interest rates.

This table summarizes our investments by type, all of which were reported at fair value, at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$126,249	2%	$199,607	3%
Fixed maturity securities of states, municipalities and political subdivisions	1,043,001	15	1,065,811	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,251,190	33	2,200,331	32
Corporate securities	1,301,625	19	1,315,170	19
Residential mortgage-backed securities	655,623	10	664,887	10
Commercial mortgage-backed securities	522,063	8	524,289	8
Asset-backed securities	42,530	1	33,275	-
Foreign government securities	243,175	3	278,411	4
Equity securities	350,352	5	284,639	4
Short-term investments	267,434	4	363,053	5
Other investments	2,810	-	20,925	-

Total investments	$6,806,052	100%	$6,950,398	100%

Our total investments decreased $144.3 million in 2013, principally from: 1) return of $67.1 million of collateral held for our surety business in the first quarter of 2013 and 2) a $39.0 million decrease in the pretax net unrealized gain associated with our available for sale securities. At March 31, 2013, the net unrealized gain on our available for sale portfolio was $397.7 million, compared to $436.7 million at December 31, 2012.

The ratings of our individual securities within our fixed maturity securities portfolio at March 31, 2013 were as follows:

	Amount	%
AAA	$827,900	13%
AA	3,652,766	59
A	1,263,454	20
BBB	286,206	5
BB and below	155,130	3

Total fixed maturity securities	$6,185,456	100%

At March 31, 2013, we held $2.3 billion of special purpose revenue bonds, as well as $1.0 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA at March 31, 2013. Within our municipal bond portfolio, we held $431.5 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At March 31, 2013, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) education – 23%, 2) transportation – 22%, 3) water and sewer – 18% and 4) electric – 14%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at March 31, 2013. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At March 31, 2013, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $534.8 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $243.2 million.

The methodologies used to determine the fair value of our investments are described in Note 4, “Fair Value Measurements” to the Consolidated Financial Statements.

Some of our fixed maturity securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occur earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occur later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time. In 2013, we expect approximately 10% of our fixed maturity securities portfolio to mature, call or prepay. Assuming prevailing interest rates remain constant throughout 2013, reinvestment of these funds will be at book yields and tax-equivalent yields that are approximately 130 basis points and 110 basis points, respectively, lower than the year-end 2012 yields for these securities.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Three months ended March 31,
	2013	2012

Net earned premium	$5,432	$10,791
Other revenue	(130)	(41)

Total revenue	5,302	10,750

Loss and loss adjustment expense, net	4,595	9,190
Other expense – Exited Lines	1,339	1,809
Other expense – Corporate	15,365	14,579
Interest expense	6,386	6,802
Foreign currency expense (benefit)	(10,984)	2,765

Total expense	16,701	35,145

Pretax loss	$(11,399)	$(24,395)

The 2012 amounts for net earned premium, loss and loss adjustment expense, and other expense – Exited Lines have been adjusted to reflect the addition of two product lines previously included in the Accident & Health segment. Net earned premium decreased year-over-year as we wrote less business related to our exited HMO and medical excess reinsurance products. Premium related to the other products included in Exited Lines was insignificant in both periods. The majority of the loss and loss adjustment expense relates to the HMO and medical excess reinsurance products.

Our Corporate expenses not allocable to the segments increased $0.8 million in 2013, primarily due to higher employee compensation and benefit costs. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to the weakening of the British pound sterling relative to the U.S. dollar in 2013. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This accounting mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) a $6.8 billion investment portfolio, substantially all of which is held by our insurance companies and is available for sale, 3) our revolving loan and standby letter of credit facilities and 4) a $1.0 billion shelf registration. Our insurance companies have sufficient resources to pay potential claims. Based on historical payment patterns and claims history, at year-end 2012, we projected that our insurance companies will pay approximately $1.4 billion of claims in 2013. We also projected that they will collect approximately $0.4 billion of reinsurance recoveries in 2013. In addition to expected cash flow from their 2013 operations, these companies had $6.4 billion of investments available to fund claims payments, if needed. Our sources of liquidity are discussed below.

Cash Flow

We manage the liquidity of our insurance companies such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. Our insurance companies receive substantial cash from premiums, reinsurance recoverables, surety collateral, outward commutations, proceeds from sales and redemptions of investments, and investment income. Their principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, return of surety collateral, inward commutations, purchases of investments, policy acquisition costs, operating expenses, taxes and dividends paid to HCC. We report all of the insurance companies’ investing activity in our Investing segment for segment reporting purposes. Our parent company’s principal cash inflows relate to its investment portfolio and dividends paid by the insurance companies, and its principal cash outflows relate to debt service, operating expenses, dividends paid to shareholders and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivables, reinsurance recoverables and surety collateral; the payment of losses, premium payables and return of surety collateral; and the completion of commutations.

The components of our net operating cash flows are summarized in the following table.

	Three months ended March 31,
	2013	2012

Net earnings	$105,850	$82,584
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(2,934)	33,891
Change in unearned premium, net	15,708	1,658
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	17,793	16,098
Change in accounts payable and accrued liabilities	(101,424)	(44,098)
Gain on investments	(8,570)	(171)
Other, net	(24,326)	(14,992)

Cash provided by operating activities	$2,097	$74,970

Our cash provided by operating activities was $2.1 million in the first quarter of 2013, compared to $75.0 million in the same period of 2012. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, as well as funds we pay to commute large contracts. We refunded surety collateral of $67.1 million in 2013 and $22.7 million in 2012 and also paid $27.5 million in 2012 to commute a large contract in our Exited Lines. The remaining $56.0 million reduction in our cash provided by operating activities primarily resulted from $26.4 million of higher income tax payments in 2013, compared to 2012, as well as the timing of the collection and the payment of insurance-related receivables and payables.

Investments

At March 31, 2013, we held a $6.8 billion investment portfolio, which included $267.4 million of liquid short-term investments. Our fixed maturity and equity securities are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities and other investments, to generate cash if needed. See the “Investing Segment” section above for additional information about our investment portfolio. The parent company held $441.5 million of cash and investments, which are available to cover the holding company’s required cash disbursements in 2013.

Revolving Loan and Standby Letter of Credit Facilities

We maintain a $600.0 million Revolving Loan Facility (Facility), of which $270.6 million of available capacity remained at March 31, 2013. During the past several years, we used the Facility to fund purchases of our common stock, which we expect to continue to do as we opportunistically repurchase stock in 2013. On April 26, 2013, we entered into an agreement to modify the Facility. Under the amended agreement, the Facility expires on April 26, 2017. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Standby Facility expires in 2016. See Note 6, “Notes Payable” to the Consolidated Financial Statements for additional information related to the Facility and Standby Facility and our long-term indebtedness.

Share Purchases

On August 23, 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion.

In the first quarter of 2013, we purchased $28.8 million, or 0.7 million shares, at an average cost of $39.18 per share. As of April 26, 2013, $218.7 million of repurchase authority remains under the Plan.

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

Critical Accounting Policies

We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2012. We have made no changes in the identification or methods of application of these policies; however, the following information supplements the “Reserves” disclosures on page 55 of our Annual Report on Form 10-K for the year ended December 31, 2012.

Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expenses as of each quarter end, based on information, facts and circumstances known at that time. The process of establishing reserves is complex, imprecise and inherently uncertain and, as such, involves a considerable degree of judgment involving our management review and actuarial processes. We must consider many variables that are subject to the outcome of future events. As a result, an integral component of our loss reserving process is the use of informed subjective estimates and judgments about our ultimate exposure to losses. Therefore, it is possible that management’s estimate of the ultimate liability for losses as of December 31, 2012 may change.

Management considers many factors in determining the ultimate losses and reserves for the various products in our five insurance underwriting segments. These factors include: 1) actuarial point estimates and the estimated ranges around these estimates, 2) information used to price the applicable policies, 3) historical loss information, where available, 4) public industry data for the product or similar products, 5) an assessment of current market conditions, 6) information on individual claims, 7) an assessment of current or potential litigation involving claims and 8) information from underwriting and claims personnel. The estimate of our reserves is increased or decreased as more information becomes known about the frequency and severity of losses for prior and current years. We believe our review process is effective, such that any required changes in reserves are recognized in the period of change as soon as the need for the change is evident.

Our actuaries monitor the adequacy and reasonableness of our recorded reserves for over 100 specialty insurance products by accident year or underwriting year, as applicable. The table on page 57 of our Annual Report on Form 10-K for the year ended December 31, 2012 details the characteristics for our major products in each segment. Although the duration (the time period between the occurrence of a loss and the settlement of a claim) is either short-term or medium-term for the majority of these products, approximately 50% of our total gross reserves at December 31, 2012 related to long-tail products in our Professional Liability and International segments and our Exited Lines. These long-tail products include directors’ and officers’ liability, large account E&O liability, International accident and health, and assumed accident and health reinsurance business that we no longer write. We write many of these contracts as excess insurance, where losses in lower layers must develop first before our excess coverage attaches. Significant periods of time, ranging up to several years or more, may elapse between occurrence of the loss, reporting of the loss to us, and settlement of the claim. In addition, many of these claims are susceptible to litigation and can be affected by escalating legal defense costs, contract interpretations and the changing economic and legal environment. As a result, our long-tail products are subject to greater levels of reserve volatility, creating favorable or adverse loss development over a longer period of time.

Our actuaries perform a comprehensive review of loss reserves for each major product at least once each year. The reviews take into consideration the variety of trends that impact the ultimate settlement of claims for each product type. These reviews follow a pre-set schedule, which covers the product lines in each segment, as follows: 1) second quarter – Exited Lines, 2) third quarter – U.S. Property & Casualty and Professional Liability and 3) fourth quarter – Accident & Health, U.S. Surety & Credit, and International. In addition to these comprehensive reviews, each quarter the actuaries review the emergence of paid and reported losses relative to expectations (established during the annual reviews) for all product lines and, if considered necessary, perform a more detailed review of the particular reserves.

Our actuaries’ loss review process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is a reasonable basis for predicting future outcomes. As part of their process, our actuaries use a variety of actuarial methods that analyze experience, trends and other relevant factors. The principal standard actuarial methods used by our actuaries for their comprehensive reviews include:

•	Loss ratio method – This method uses loss ratios for prior accident years, adjusted for current trends, to determine an appropriate expected loss ratio for a given accident year.

•

Loss development methods – Loss development methods assume that the losses yet to emerge for an accident year are proportional to the paid or reported loss amounts observed to-date. The paid loss development method uses losses paid to-date, while the reported loss development method uses losses reported to-date.

•	Bornheutter-Ferguson method – This method is a combination of the loss ratio and loss development methods, where the loss development factor is given more weight as an accident year matures.

•	Frequency/severity method – This method projects claim counts and average cost per claim on a paid or reported basis for high frequency, low severity products.

Our actuaries calculate an actuarial point estimate, as well as a high and low end of the actuarial range, for the products that they review. The actuarial point estimates represent our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While standard actuarial techniques are utilized in making these actuarial point estimates, these techniques require a high degree of judgment, and changing conditions can cause fluctuations in the reserve estimates. While, from an actuarial standpoint, a point estimate is considered the most likely amount to be paid, there is inherent uncertainty in the point estimate, and it can be thought of as the expected value in a distribution of possible reserve estimates. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the net reserves. There is still a possibility of ultimately paying an amount below the range or above the range. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimates.

Management evaluates the adequacy of our recorded consolidated reserves at each reporting period and approves increases or decreases in reserves, as considered necessary, based on a consideration of all material facts and circumstances known at that time. The Reserve Review Committee (which includes our CEO, President, CFO, executive management, chief actuary, segment management, and key actuarial, claims and accounting personnel) meets each quarter to review our actuaries’ comprehensive review of loss reserves and assessment of the emergence of paid and reported losses relative to expectations. The Reserve Review Committee discusses factors impacting the reserves in that quarter, for each insurance segment, including the most recent actuarial point and range estimates to monitor the adequacy and reasonableness of the recorded reserves. If the recorded reserves vary significantly from the actuarial point estimate, management discusses the reasons for the variances. Based on the discussions during this meeting, and any additional subsequent meetings, the Reserve Review Committee determines whether any recorded reserves should be increased or decreased during the quarter to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. Historically, our consolidated net reserves at each quarter-end have been above the total actuarial point estimate and within the actuarial range.

Any increase or decrease in prior years’ reserves approved by the Reserve Review Committee generates favorable or adverse loss development related to our ultimate losses, which is reflected in our incurred but not reported (IBNR) reserves in the period of the reserve change. In addition, we may have loss development due to the normal claims settlement process. For our most recent accident years, recorded loss reserves are generally based on management’s establishment of ultimate loss ratios for each product line, based on historical loss trends and current market considerations. We do not recognize favorable or adverse development for these recent accident years until loss trends emerge. The time required for credible loss trends to emerge differs based on the characteristics of the product, and with long-tail products this can take several years. Our recorded reserves align closer to the actuarial indications as we place additional weight on the credibility of assumptions relating to actual experience and claims outstanding, resulting in favorable or adverse development.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2013.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the first quarter of 2013 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January	292,629	$38.27	292,629	$238,585,654
February	324,478	$39.67	324,478	$225,712,412
March	117,264	$40.06	117,264	$221,015,081

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Third Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 18, 2013).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

10.1	Form of Time-Vesting Restricted Stock Award Agreement (executive officers) (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013).*

10.2	Form of Performance-Vesting Restricted Stock Award Agreement (executive officers) (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013).*

12†	Statement of Ratios.

31.1†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

May 3, 2013	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

May 3, 2013	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer