Form 10-Q
period 2013-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2013-08-02
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2013.
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

On July 26, 2013, there were approximately 100.1 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	June 30, 2013	December 31, 2012

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2013 – $5,943,160 and 2012 – $5,856,432)	$6,094,640	$6,281,781
Equity securities – available for sale, at fair value (cost: 2013 – $323,249 and 2012 – $275,827)	347,840	284,639
Short-term investments, at cost (approximates fair value)	216,793	363,053
Other investments, at fair value (cost: 2013 – $16 and 2012 – $18,391)	18	20,925

Total investments	6,659,291	6,950,398

Cash	39,353	71,390
Restricted cash and securities	115,031	101,480
Premium, claims and other receivables	648,438	549,725
Reinsurance recoverables	1,086,435	1,071,222
Ceded unearned premium	291,939	256,988
Ceded life and annuity benefits	57,841	58,641
Deferred policy acquisition costs	202,322	191,960
Goodwill	885,999	885,860
Other assets	166,845	130,143

Total assets	$10,153,494	$10,267,807

LIABILITIES

Loss and loss adjustment expense payable	$3,814,684	$3,767,850
Life and annuity policy benefits	57,841	58,641
Reinsurance, premium and claims payable	337,666	294,621
Unearned premium	1,189,520	1,069,956
Deferred ceding commissions	82,119	74,609
Notes payable	639,021	583,944
Accounts payable and accrued liabilities	527,260	875,574

Total liabilities	6,648,111	6,725,195

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2013 – 125,350 and 2012 – 125,114; outstanding: 2013 – 100,140 and 2012 – 100,928)	125,350	125,114
Additional paid-in capital	1,063,949	1,052,253
Retained earnings	2,917,086	2,756,166
Accumulated other comprehensive income	126,119	295,271
Treasury stock, at cost (shares: 2013 – 25,210 and 2012 – 24,186)	(727,121)	(686,192)

Total shareholders’ equity	3,505,383	3,542,612

Total liabilities and shareholders’ equity	$10,153,494	$10,267,807

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

REVENUE

Net earned premium	$1,122,542	$1,112,472	$561,356	$565,331
Net investment income	111,433	110,300	55,668	53,290
Other operating income	16,629	12,389	7,784	7,188
Net realized investment gain	13,193	7,047	4,623	6,876
Other-than-temporary impairment credit losses	-	(397)	-	(397)

Total revenue	1,263,797	1,241,811	629,431	632,288

EXPENSE

Loss and loss adjustment expense, net	672,171	665,753	339,474	336,825
Policy acquisition costs, net	137,745	143,934	70,796	74,490
Other operating expense	164,572	167,706	87,719	80,424
Interest expense	13,082	13,139	6,611	6,230

Total expense	987,570	990,532	504,600	497,969

Earnings before income tax expense	276,227	251,279	124,831	134,319
Income tax expense	82,215	75,202	36,669	40,826

Net earnings	$194,012	$176,077	$88,162	$93,493

Earnings per common share

Basic	$1.93	$1.71	$0.88	$0.92

Diluted	$1.92	$1.71	$0.87	$0.92

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earnings	$194,012	$176,077	$88,162	$93,493

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during the period	(247,429)	61,313	(217,034)	39,673
Income tax charge (benefit)	(87,443)	21,804	(77,116)	14,501

Investment gains (losses), net of tax	(159,986)	39,509	(139,918)	25,172

Less reclassification adjustments for:

Gains included in net earnings	13,193	6,659	4,623	6,488
Income tax charge	4,618	2,331	1,619	2,271

Gains included in net earnings, net of tax	8,575	4,328	3,004	4,217

Net unrealized investment gains (losses)	(168,561)	35,181	(142,922)	20,955

Foreign currency translation adjustment	(1,145)	(3,313)	911	(5,846)
Income tax benefit	(554)	(249)	(30)	(372)

Foreign currency translation adjustment, net of tax	(591)	(3,064)	941	(5,474)

Other comprehensive income (loss)	(169,152)	32,117	(141,981)	15,481

Comprehensive income (loss)	$24,860	$208,194	$(53,819)	$108,974

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Six months ended June 30, 2013

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2012	$125,114	$1,052,253	$2,756,166	$295,271	$(686,192)	$3,542,612

Net earnings	-	-	194,012	-	-	194,012

Other comprehensive loss	-	-	-	(169,152)	-	(169,152)

Issuance of 250 shares for exercise of options, including tax effect	250	7,158	-	-	-	7,408

Purchase of 1,024 common shares	-	-	-	-	(40,929)	(40,929)

Stock-based compensation	(14)	4,538	-	-	-	4,524

Cash dividends declared, $0.33 per share	-	-	(33,092)	-	-	(33,092)

Balance at June 30, 2013	$125,350	$1,063,949	$2,917,086	$126,119	$(727,121)	$3,505,383

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2013	2012

Operating activities
Net earnings	$194,012	$176,077
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(99,897)	(68,083)
Change in reinsurance recoverables	(17,018)	2,921
Change in ceded unearned premium	(35,032)	(32,951)
Change in loss and loss adjustment expense payable	52,026	84,925
Change in unearned premium	119,759	116,448
Change in reinsurance, premium and claims payable, excluding restricted cash	43,237	3,290
Change in accounts payable and accrued liabilities	(119,103)	(44,867)
Stock-based compensation expense	6,955	6,168
Depreciation and amortization expense	9,093	9,133
Gain on investments	(13,193)	(6,650)
Other, net	(38,849)	(1,860)

Cash provided by operating activities	101,990	244,551

Investing activities
Sales of available for sale fixed maturity securities	171,801	218,572
Sales of equity securities	44,308	1,739
Sales of other investments	23,719	-
Maturity or call of available for sale fixed maturity securities	375,924	325,046
Maturity or call of held to maturity fixed maturity securities	-	28,579
Cost of available for sale fixed maturity securities acquired	(756,782)	(628,278)
Cost of equity securities acquired	(114,685)	(94,706)
Change in short-term investments	145,977	(62,621)
Payments for purchase of businesses, net of cash received	(8,214)	(32,143)
Other, net	(2,191)	(6,982)

Cash used by investing activities	(120,143)	(250,794)

Financing activities
Advances on line of credit	70,000	140,000
Payments on line of credit	(15,000)	(28,000)
Sale of common stock	7,408	13,644
Purchase of common stock	(46,586)	(126,442)
Dividends paid	(33,250)	(32,002)
Other, net	3,544	(2,323)

Cash used by financing activities	(13,884)	(35,123)

Net decrease in cash	(32,037)	(41,366)
Cash at beginning of year	71,390	104,550

Cash at end of period	$39,353	$63,184

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

Goodwill

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying value. We conducted our annual goodwill impairment test as of June 30, 2013, which is consistent with the timeframe for our annual assessment in prior years. Based on our determination of the fair value of each of our five reporting units, the fair value of each reporting unit exceeded its carrying amount as of June 30, 2013.

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our available for sale fixed maturity and equity securities were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2013

U.S. government and government agency securities	$120,951	$3,076	$(363)	$123,664
Fixed maturity securities of states, municipalities and political subdivisions	974,153	60,281	(4,617)	1,029,817
Special purpose revenue bonds of states, municipalities and political subdivisions	2,218,302	91,093	(37,775)	2,271,620
Corporate securities	1,215,761	34,077	(13,193)	1,236,645
Residential mortgage-backed securities	601,437	17,204	(13,146)	605,495
Commercial mortgage-backed securities	529,714	19,377	(12,892)	536,199
Asset-backed securities	54,478	219	(406)	54,291
Foreign government securities	228,364	9,755	(1,210)	236,909

Total fixed maturity securities	$5,943,160	$235,082	$(83,602)	$6,094,640

Equity securities	$323,249	$31,169	$(6,578)	$347,840

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
December 31, 2012

U.S. government and government agency securities	$195,049	$4,560	$(2)	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	969,966	96,027	(182)	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	2,033,947	168,772	(2,388)	2,200,331
Corporate securities	1,247,282	69,243	(1,355)	1,315,170
Residential mortgage-backed securities	632,665	32,560	(338)	664,887
Commercial mortgage-backed securities	482,808	41,748	(267)	524,289
Asset-backed securities	32,801	474	-	33,275
Foreign government securities	261,914	16,515	(18)	278,411

Total fixed maturity securities	$5,856,432	$429,899	$(4,550)	$6,281,781

Equity securities	$275,827	$13,768	$(4,956)	$284,639

Substantially all of our fixed maturity securities are investment grade. The following table displays the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2013

Fixed maturity securities
U.S. government and government agency securities	$20,667	$(363)	$-	$-	$20,667	$(363)
Fixed maturity securities of states, municipalities and political subdivisions	97,408	(4,617)	-	-	97,408	(4,617)
Special purpose revenue bonds of states, municipalities and political subdivisions	648,672	(37,753)	1,197	(22)	649,869	(37,775)
Corporate securities	419,283	(12,406)	12,534	(787)	431,817	(13,193)
Residential mortgage-backed securities	278,062	(13,146)	-	-	278,062	(13,146)
Commercial mortgage-backed securities	224,294	(12,892)	-	-	224,294	(12,892)
Asset-backed securities	18,066	(406)	-	-	18,066	(406)
Foreign government securities	67,832	(1,210)	-	-	67,832	(1,210)
Equity securities	98,086	(6,237)	2,832	(341)	100,918	(6,578)

Total	$1,872,370	$(89,030)	$16,563	$(1,150)	$1,888,933	$(90,180)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
December 31, 2012

Fixed maturity securities
U.S. government and government agency securities	$55,034	$(2)	$-	$-	$55,034	$(2)
Fixed maturity securities of states, municipalities and political subdivisions	14,162	(182)	-	-	14,162	(182)
Special purpose revenue bonds of states, municipalities and political subdivisions	155,902	(2,388)	-	-	155,902	(2,388)
Corporate securities	85,245	(1,220)	2,616	(135)	87,861	(1,355)
Residential mortgage-backed securities	49,486	(338)	-	-	49,486	(338)
Commercial mortgage-backed securities	26,263	(267)	-	-	26,263	(267)
Foreign government securities	7,007	(18)	-	-	7,007	(18)
Equity securities	103,647	(4,956)	-	-	103,647	(4,956)

Total	$496,746	$(9,371)	$2,616	$(135)	$499,362	$(9,506)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $0.5 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We recognized no other-than-temporary impairment losses in the first six months of 2013 and $0.4 million in the first six months and second quarter of 2012.

We do not consider the $90.2 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at June 30, 2013 to be other-than-temporary impairments because: 1) as of June 30, 2013, we have received substantially all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss primarily relates to non-credit factors, such as interest rate changes and market conditions that occurred in the second quarter of 2013.

The amortized cost and fair value of our fixed maturity securities at June 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 6.2 years at June 30, 2013.

	Cost or amortized cost	Fair value
Due in 1 year or less	$217,012	$219,433
Due after 1 year through 5 years	1,062,230	1,098,261
Due after 5 years through 10 years	1,456,485	1,524,386
Due after 10 years through 15 years	1,020,759	1,045,896
Due after 15 years	1,001,045	1,010,679

Securities with contractual maturities	4,757,531	4,898,655
Mortgage-backed and asset-backed securities	1,185,629	1,195,985

Total fixed maturity securities	$5,943,160	$6,094,640

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The sources of net investment income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Fixed maturity securities
Taxable	$51,022	$58,218	$25,062	$27,103
Exempt from U.S. income taxes	56,075	52,872	28,186	26,260

Total fixed maturity securities	107,097	111,090	53,248	53,363
Equity securities	7,808	993	4,228	993
Short-term investments	80	102	68	40
Other investment income	319	868	366	401

Total investment income	115,304	113,053	57,910	54,797
Investment expense	(3,871)	(2,753)	(2,242)	(1,507)

Net investment income	$111,433	$110,300	$55,668	$53,290

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

In 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in September 2013. Through June 30, 2013, this transaction was designated and qualified as a hedge of a portion of our net investment in a subsidiary that has the Euro as its functional currency. Changes in the fair value of the forward contract, net of the related deferred income tax effect, were recognized in our foreign currency translation adjustment, which is a component of accumulated other comprehensive income. This amount offset changes in the value of the net investment being hedged, as the cumulative translation adjustment related to the foreign subsidiary, representing the effect of translating the subsidiary’s assets and liabilities from Euros to U.S. dollars, is also reported in our foreign currency translation adjustment.

The fair value of the forward contract was a liability of $2.3 million at June 30, 2013, compared to $3.2 million at December 31, 2012. The liability is reported in accounts payable and accrued liabilities in our consolidated balance sheets. At inception of the hedge and quarterly thereafter through June 30, 2013, we assessed whether the hedge transaction was effective. Any ineffectiveness would have been recognized immediately as other operating expense in our consolidated statements of earnings. There was no ineffectiveness on the forward contract during 2013 or 2012.

In July 2013, we entered into a forward contract to buy 45.0 million Euros for U.S. dollars in September 2013, effectively offsetting the contract entered into in 2012. Beginning in July 2013, we have discontinued hedge accounting and any subsequent changes in the fair value of the two forward contracts will be recognized in our consolidated statements of earnings. Because the contracts offset, the net change in fair value and the impact on pretax earnings, if any, should be immaterial in the third quarter of 2013.

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, mortgage-backed and asset-backed securities (including collateralized loan obligations), and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments, and a forward contract, which hedges our net investment in a Euro-functional currency foreign subsidiary. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of June 30, 2013 or December 31, 2012.

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

	Level 1	Level 2	Level 3	Total
June 30, 2013

Fixed maturity securities
U.S. government and government agency securities	$103,294	$20,370	$-	$123,664
Fixed maturity securities of states, municipalities and political subdivisions	-	1,029,817	-	1,029,817
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,262,343	9,277	2,271,620
Corporate securities	-	1,236,476	169	1,236,645
Residential mortgage-backed securities	-	605,495	-	605,495
Commercial mortgage-backed securities	-	536,199	-	536,199
Asset-backed securities	-	54,291	-	54,291
Foreign government securities	-	236,909	-	236,909

Total fixed maturity securities	103,294	5,981,900	9,446	6,094,640
Equity securities	347,840	-	-	347,840
Short-term investments*	115,965	100,828	-	216,793
Other investments	18	-	-	18
Restricted cash and securities	-	1,848	-	1,848
Premium, claims and other receivables	-	62,118	-	62,118
Other assets	-	-	589	589

Total assets measured at fair value	$567,117	$6,146,694	$10,035	$6,723,846

Notes payable*	$-	$688,240	$-	$688,240
Accounts payable and accrued liabilities - forward contract	-	2,283	-	2,283
Accounts payable and accrued liabilities - earnout liability	-	1,848	7,133	8,981

Total liabilities measured at fair value	$-	$692,371	$7,133	$699,504

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the changes in fair value of our Level 3 financial instruments.

	2013				2012
				Accounts
				payable
	Fixed			and	Fixed
	maturity	Other	Total	accrued	maturity	Other	Total
	securities	assets	assets	liabilities	securities	assets	assets
Balance at beginning of year	$164	$349	$513	$7,009	$1,170	$1,516	$2,686
Purchases	9,430	-	9,430	-	-	-	-
Gains reported in:
Net earnings	6	110	116	62	-	215	215
Other comprehensive income	15	-	15	-	2	-	2
Transfers out of Level 3	-	-	-	-	(1,015)	-	(1,015)

Balance at March 31	9,615	459	10,074	7,071	157	1,731	1,888
Gains (losses) reported in:
Net earnings	15	130	145	62	(1)	116	115
Other comprehensive income (loss)	(184)	-	(184)	-	3	-	3

Balance at June 30	$9,446	$589	$10,035	$7,133	$159	$1,847	$2,006

There were no transfers between Level 1, Level 2 or Level 3 in 2013. We transferred an investment from Level 3 to Level 2 in 2012 because we were able to determine its fair value using inputs based on observable market data in the period transferred.

(5) Reinsurance

In the normal course of business, our insurance companies cede a portion of their premium to reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge the direct insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic losses and diversify their business. The following tables present the effect of such reinsurance transactions on our premium, loss and loss adjustment expense and policy acquisition costs.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Direct written premium	$1,294,681	$1,222,766	$713,110	$677,996
Reinsurance assumed	234,967	251,476	96,333	113,557
Reinsurance ceded	(321,430)	(273,750)	(180,409)	(149,465)

Net written premium	$1,208,218	$1,200,492	$629,034	$642,088

Direct earned premium	$1,237,629	$1,193,537	$621,224	$602,354
Reinsurance assumed	171,308	168,882	86,036	86,544
Reinsurance ceded	(286,395)	(249,947)	(145,904)	(123,567)

Net earned premium	$1,122,542	$1,112,472	$561,356	$565,331

Direct loss and loss adjustment expense	$693,480	$727,921	$335,968	$362,529
Reinsurance assumed	110,708	61,035	71,017	24,326
Reinsurance ceded	(132,017)	(123,203)	(67,511)	(50,030)

Net loss and loss adjustment expense	$672,171	$665,753	$339,474	$336,825

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Policy acquisition costs	$204,031	$198,156	$103,745	$102,421
Ceding commissions	(66,286)	(54,222)	(32,949)	(27,931)

Net policy acquisition costs	$137,745	$143,934	$70,796	$74,490

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.
			June 30,	December 31,
			2013	2012
Reinsurance recoverable on paid losses			$84,272	$54,675
Reinsurance recoverable on outstanding losses			457,227	479,026
Reinsurance recoverable on incurred but not reported losses			546,436	539,021
Reserve for uncollectible reinsurance			(1,500)	(1,500)

Total reinsurance recoverables			$1,086,435	$1,071,222

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at June 30, 2013 and December 31, 2012.

			June 30,	December 31,
			2013	2012
Payables to reinsurers			$208,483	$190,228
Letters of credit			87,033	89,832
Cash			89,469	116,597

Total credits			$384,985	$396,657

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.
			June 30,	December 31,
			2013	2012
Loss and loss adjustment expense payable			$3,814,684	$3,767,850
Reinsurance recoverable on outstanding losses			(457,227)	(479,026)
Reinsurance recoverable on incurred but not reported losses			(546,436)	(539,021)

Net reserves			$2,811,021	$2,749,803

Unearned premium			$1,189,520	$1,069,956
Ceded unearned premium			(291,939)	(256,988)

Net unearned premium			$897,581	$812,968

Deferred policy acquisition costs			$202,322	$191,960
Deferred ceding commissions			(82,119)	(74,609)

Net deferred policy acquisition costs			$120,203	$117,351

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(6) Liability for Unpaid Loss and Loss Adjustment Expense

In the first six months and second quarter of 2013, we recognized favorable net loss development of $9.5 million in our U.S. Surety & Credit segment and $2.3 million in our International segment, resulting from our quarterly review of reserves. Our second quarter review indicated that continued lower than expected claims activity related to older underwriting years was contributing to a growing redundancy in our U.S. Surety & Credit segment. As a result, we recognized favorable net development of $3.7 million and $5.8 million for our surety and credit lines of business, respectively, related to the 2010 and prior underwriting years. In the International segment, we released prior year catastrophe reserves related to the 2010 New Zealand earthquake, due to settlement of these claims in 2013. We recognized no loss development in the first six months or second quarter of 2012.

A recent ruling against another insurance company by the Spanish supreme court regarding a specific class of Spanish surety bonds, which are similar to those written by our Spanish subsidiary, may result in an increase in our recorded loss reserves for surety claims in our International segment. At the present time, it is not possible for us to determine the impact, if any, on our recorded reserves until we complete our analysis of the applicability of this ruling to our bonds. The court’s ruling is expected to be published in the third quarter of 2013.

(7) Notes Payable

Our notes payable consisted of the following:

	June 30, 2013	December 31, 2012
6.30% Senior Notes	$299,021	$298,944
$600.0 million Revolving Loan Facility	340,000	285,000

Total notes payable	$639,021	$583,944

On April 26, 2013, we entered into an agreement to modify our $600.0 million Revolving Loan Facility (the Facility). Under the amended agreement, the Facility expires on April 26, 2017. The new borrowing rate is LIBOR plus 125 basis points with a commitment fee of 15 basis points. The weighted-average interest rate on borrowings under the Facility at June 30, 2013 was 1.44%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $253.6 million at June 30, 2013.

There have been no changes to the terms and conditions related to our Senior Notes or the Standby Letter of Credit Facility (Standby Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and the Standby Facility at June 30, 2013.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

		Net unrealized investment gains (losses)	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at December 31, 2012		$282,503	$12,768	$295,271
Other comprehensive loss		(25,639)	(1,532)	(27,171)

Balance at March 31, 2013		256,864	11,236	268,100
Other comprehensive income (loss)		(142,922)	941	(141,981)

Balance at June 30, 2013		$113,942	$12,177	$126,119

The reductions in net unrealized investment gains (losses) during 2013, shown in the table above, included reclassifications of amounts into net earnings. The reclassifications recorded in our consolidated statements of earnings were as follows:

			Six months ended June 30, 2013	Three months ended June 30, 2013

Net realized investment gain			$13,193	$4,623
Income tax expense			4,618	1,619

Total reclassifications			$8,575	$3,004

(9) Earnings Per Share The following table details the numerator and denominator used in our earnings per share calculations.
	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Net earnings	$194,012	$176,077	$88,162	$93,493
Less: net earnings attributable to unvested restricted stock	(3,227)	(3,238)	(1,445)	(1,775)

Net earnings available to common stock	$190,785	$172,839	$86,717	$91,718

Weighted-average common shares outstanding	98,965	100,802	98,870	99,563
Dilutive effect of outstanding securities (determined using treasury stock method)	245	181	251	288

Weighted-average common shares and potential common shares outstanding	99,210	100,983	99,121	99,851

Anti-dilutive securities not included in treasury stock method computation	89	1,990	109	642

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(10) Stock-Based Compensation

In 2013, we granted the following shares of common stock, shares of restricted stock, restricted stock units and stock options for the purchase of shares of our common stock.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Common stock	20	$42.38	$840	None
Restricted stock	160	40.83	6,544	1-4 years
Restricted stock units	16	40.66	661	4 years
Stock options	109	7.83	849	1-5 years

For grants of common stock, we measure fair value based on the closing stock price of our common stock on the grant date and expense it on the grant date.

Certain awards of restricted stock and restricted stock units granted in 2013 contain a performance condition based on the ultimate results for the 2012 underwriting year. The number of such shares that vest could differ from the number initially granted. We measure fair value for these awards based on the closing price of our common stock on the grant date, and we recognize expense on a straight-line basis over the vesting period for those awards expected to vest. These awards earn dividends or dividend equivalents during the vesting period.

In 2013, we granted a new form of restricted stock to certain of our executive officers. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is determined equally on an operating return on equity performance factor (ROE factor) and a total shareholder return performance factor (TSR factor) calculation. The ROE factor is calculated by comparing our actual results over the three-year period to an internal target, whereas the TSR factor is calculated by comparing our TSR over the three-year period to that of nine peer companies. The ROE factor qualifies as a performance condition and those awards are accounted for in the same manner as the other restricted stock grants described above. The TSR factor qualifies as a market condition and we determine the fair value at grant date using a Monte Carlo simulation model that takes into account the probabilities of numerous outcomes of our TSR as well as that of the peer companies. This fair value is expensed on a straight-line basis over the vesting period and is not adjusted for the ultimate number of shares to vest. No dividends are earned during the vesting period on these shares.

For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value is expensed over the vesting period.

(11) Segments

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

Our Exited Lines include product lines that we no longer write and do not expect to write in the future. In the third quarter of 2012, we exited the HMO and medical excess reinsurance businesses that had previously been included in our Accident & Health segment. We have adjusted all prior financial data to report these two product lines in Exited Lines for the 2012 periods presented herein.

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated

Six months ended June 30, 2013

Net earned premium	$184,963	$185,223	$434,947	$97,231	$210,412	$-	$9,766	$1,122,542
Other revenue	11,429	325	2,330	621	1,902	124,626	22	141,255

Segment revenue	196,392	185,548	437,277	97,852	212,314	124,626	9,788	1,263,797

Loss and LAE	107,394	111,821	320,566	18,851	104,916	-	8,623	672,171
Other expense	52,757	35,872	63,709	53,681	71,921	-	37,459	315,399

Segment expense	160,151	147,693	384,275	72,532	176,837	-	46,082	987,570

Segment pretax earnings (loss)	$36,241	$37,855	$53,002	$25,320	$35,477	$124,626	$(36,294)	$276,227

Six months ended June 30, 2012

Net earned premium	$177,852	$200,905	$415,028	$100,844	$196,472	$-	$21,371	$1,112,472
Other revenue	6,885	267	2,494	415	2,135	116,950	193	129,339

Segment revenue	184,737	201,172	417,522	101,259	198,607	116,950	21,564	1,241,811

Loss and LAE	100,927	134,323	306,918	26,723	79,623	-	17,239	665,753
Other expense	59,767	36,207	61,102	55,523	68,765	-	43,415	324,779

Segment expense	160,694	170,530	368,020	82,246	148,388	-	60,654	990,532

Segment pretax earnings (loss)	$24,043	$30,642	$49,502	$19,013	$50,219	$116,950	$(39,090)	$251,279

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated

Three months ended June 30, 2013

Net earned premium	$91,432	$92,444	$217,822	$50,054	$105,270	$-	$4,334	$561,356
Other revenue	4,245	739	1,140	384	1,124	60,291	152	68,075

Segment revenue	95,677	93,183	218,962	50,438	106,394	60,291	4,486	629,431

Loss and LAE	55,238	55,435	160,139	5,637	58,997	-	4,028	339,474
Other expense	25,452	18,124	32,583	27,402	36,212	-	25,353	165,126

Segment expense	80,690	73,559	192,722	33,039	95,209	-	29,381	504,600

Segment pretax earnings (loss)	$14,987	$19,624	$26,240	$17,399	$11,185	$60,291	$(24,895)	$124,831

Three months ended June 30, 2012

Net earned premium	$88,834	$99,467	$208,147	$53,115	$105,188	$-	$10,580	$565,331
Other revenue	4,522	134	1,157	200	941	59,769	234	66,957

Segment revenue	93,356	99,601	209,304	53,315	106,129	59,769	10,814	632,288

Loss and LAE	51,666	65,168	154,396	15,690	41,856	-	8,049	336,825
Other expense	30,045	18,676	30,948	27,403	36,612	-	17,460	161,144

Segment expense	81,711	83,844	185,344	43,093	78,468	-	25,509	497,969

Segment pretax earnings (loss)	$11,645	$15,757	$23,960	$10,222	$27,661	$59,769	$(14,695)	$134,319

(12) Commitments and Contingencies

Catastrophe Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2013, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $26.6 million, primarily due to European floods during the second quarter and various small catastrophes, compared to $12.3 million in the first six months of 2012, primarily due to United States spring storms and various small catastrophes.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. We currently have claims under one indemnification that covers development on losses that were incurred prior to our sale of a subsidiary. At June 30, 2013, we have an accrued liability of $7.7 million to cover our obligations or anticipated payments under these indemnifications.

(13) Supplemental Information

Supplemental cash flow information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Income taxes paid	$99,941	$39,448	$67,799	$33,664
Interest paid	13,322	12,000	11,932	10,929
Proceeds from sales of available for sale fixed maturity securities	171,801	218,572	13,666	153,469
Proceeds from sales of equity securities	44,308	1,739	26,500	1,739
Dividends declared but not paid at end of period	16,523	15,618

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of June 30, 2013 and December 31, 2012.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $45.16 on July 26, 2013, resulting in market capitalization of $4.5 billion.

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

Key facts about our consolidated group as of and for the six months and quarter ended June 30, 2013 are as follows:

•	We had consolidated shareholders’ equity of $3.5 billion, with a book value per share of $35.00.

•	We generated year-to-date net earnings of $194.0 million, or $1.92 per diluted share. Our second quarter earnings were $88.2 million, or $0.87 per diluted share.

•	We produced total revenue of $1.3 billion and $629.4 million in the first six months and second quarter, respectively.

•	Our year-to-date net loss ratio was 59.9% and our combined ratio was 84.5%.

•	Our debt to capital ratio was 15.4%.

•

We purchased $40.9 million of our common stock at an average cost of $39.96 per share in the first six months of 2013. At June 30, 2013, we had $208.9 million remaining under our current $300.0 million share buyback authorization.

•	We declared dividends of $0.33 per share and paid $33.3 million of dividends in the first six months of 2013.

Comparisons in the following sections refer to the first six months of 2013 compared to the same period of 2012. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees. We adjusted all prior segment data to reflect our exit from two lines of business previously included in our Accident & Health segment (see Note 11, “Segments” to the Consolidated Financial Statements).

Results of Operations

Our results and key metrics for the first six months and second quarter of 2013 and 2012 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earnings	$194,012	$176,077	$88,162	$93,493

Earnings per diluted share	$1.92	$1.71	$0.87	$0.92

Net loss ratio	59.9%	59.8%	60.5%	59.6%
Expense ratio*	24.6	25.5	24.8	25.6

Combined ratio*	84.5%	85.3%	85.3%	85.2%

* 2012 adjusted to reflect change in Exited Lines.

In the second quarter of 2013, we recognized $15.0 million of pretax catastrophe losses related to European floods, including $2.0 million of inward reinstatement premium. In the first quarter of 2012, we recognized $4.0 million of pretax catastrophe losses from United States spring storms. The 2013 losses were in the property treaty line of business within our International segment, and the 2012 losses were primarily in the public risk line of business within our U.S. Property & Casualty segment. Various other catastrophes that were not individually significant events to us or the industry (which we refer to as “small catastrophes”) that impacted our property treaty line of business totaled $11.6 million in the first six months of 2013 ($6.4 million in second quarter) and $8.3 million ($4.7 million) in the comparable periods of 2012. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2013 and 2012:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Gross losses	$29,407	$14,795	$19,801	$7,735

Net losses, after reinsurance	$29,921	$12,668	$22,935	$5,835
Reinstatement premium, net	(3,291)	(411)	(1,515)	(1,182)

Total net catastrophe losses	$26,630	$12,257	$21,420	$4,653

Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.17)	$(0.08)	$(0.14)	$(0.03)
Net loss ratio (percentage points)	2.5%	1.1%	4.0%	0.9%
Combined ratio (percentage points)	2.4%	1.1%	4.0%	0.9%

Revenue

Total revenue increased $22.0 million in the first six months of 2013, compared to 2012, primarily due to higher net earned premium and net realized investment gains. Total revenue decreased in the second quarter of 2013, compared to the second quarter of 2012, primarily due to lower net earned premium.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
U.S. Property & Casualty	$358,388	$318,613	$183,251	$165,466
Professional Liability	246,393	245,750	142,374	144,505
Accident & Health	430,470	412,875	214,909	207,548
U.S. Surety & Credit	111,438	110,702	59,189	56,209
International	373,193	364,911	205,386	207,235
Exited Lines	9,766	21,391	4,334	10,590

Total gross written premium	$1,529,648	$1,474,242	$809,443	$791,553

U.S. Property & Casualty	$208,869	$197,894	$104,987	$105,566
Professional Liability	163,761	171,137	96,135	100,224
Accident & Health	429,868	412,371	214,600	207,273
U.S. Surety & Credit	98,128	96,096	52,624	51,392
International	297,826	301,623	156,354	167,053
Exited Lines	9,766	21,371	4,334	10,580

Total net written premium	$1,208,218	$1,200,492	$629,034	$642,088

U.S. Property & Casualty	$184,963	$177,852	$91,432	$88,834
Professional Liability	185,223	200,905	92,444	99,467
Accident & Health	434,947	415,028	217,822	208,147
U.S. Surety & Credit	97,231	100,844	50,054	53,115
International	210,412	196,472	105,270	105,188
Exited Lines	9,766	21,371	4,334	10,580

Total net earned premium	$1,122,542	$1,112,472	$561,356	$565,331

Growth in premium from our insurance underwriting segments occurred primarily in: 1) the U.S. Property & Casualty segment, from new business lines started in 2011 and increased disability, residual value, title reinsurance and structured insurance products; 2) the Accident & Health segment, from the growth of our medical stop-loss product and 3) the International segment, from increases in our energy and property treaty lines of business in the first quarter of 2013. This growth was partially offset by lower premium in Exited Lines related to two products exited in the third quarter of 2012. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance segment.

Net investment income, which is included in our Investing segment, increased 1% year-over-year due to growth in our investment portfolio, partially offset by the effect of reduced reinvestment yields. The cost basis of our fixed maturity and equity securities portfolio increased 8% from $5.8 billion at June 30, 2012 to $6.3 billion at June 30, 2013. The growth resulted primarily from cash flow from operations.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
U.S. Property & Casualty	$107,394	$100,927	$55,238	$51,666
Professional Liability	111,821	134,323	55,435	65,168
Accident & Health	320,566	306,918	160,139	154,396
U.S. Surety & Credit	18,851	26,723	5,637	15,690
International	104,916	79,623	58,997	41,856
Exited Lines	8,623	17,239	4,028	8,049

Net loss and loss adjustment expense	$672,171	$665,753	$339,474	$336,825

U.S. Property & Casualty	58.1%	56.7%	60.4%	58.2%
Professional Liability	60.4	66.9	60.0	65.5
Accident & Health	73.7	74.0	73.5	74.2
U.S. Surety & Credit	19.4	26.5	11.3	29.5
International	49.9	40.5	56.0	39.8

Consolidated net loss ratio	59.9%	59.8%	60.5%	59.6%

Consolidated accident year net loss ratio	60.9%	59.8%	62.6%	59.6%

Loss and loss adjustment expense increased marginally in the first six months of 2013, compared to the same period in 2012, primarily due to 1) our Accident & Health segment, from growth of our medical stop-loss product writings and 2) our International segment, from higher catastrophe losses and growth of our energy and property treaty lines of business, partially offset by 3) favorable development in 2013, primarily in our U.S. Surety & Credit segment and 4) decreased loss expense in our Professional Liability segment related to lower net earned premium and lower losses in our diversified financial products (DFP) line of business. We recognized $11.8 million of favorable prior year loss development in the first six months and second quarter of 2013 and none in the corresponding periods of 2012. See the “Segment Operations” section below for additional discussion of the changes in our net loss and loss adjustment expense and net loss ratios for each segment.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,749,803	$2,683,483	$2,761,242	$2,699,717
Net reserve additions from acquired businesses	-	14,705	-	-
Foreign currency adjustment	(24,627)	(4,456)	(2,898)	(21,579)
Net loss and loss adjustment expense	672,171	665,753	339,474	336,825
Net loss and loss adjustment expense payments	(586,326)	(610,490)	(286,797)	(265,968)

Net reserves for loss and loss adjustment expense payable at end of period	$2,811,021	$2,748,995	$2,811,021	$2,748,995

Net paid loss ratio	52.2%	54.9%	51.1%	47.0%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. In the first quarter of 2012, we commuted certain loss reserves on a large contract included in our Exited Lines for $27.5 million. The commutation had no material effect on net earnings but increased our net paid loss ratio by 2.5 percentage points in the first six months of 2012. Excluding the commutation, our year-to-date net paid loss ratio was relatively flat year-over-year.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 12.3% and 12.9% for the first six months of 2013 and 2012, respectively, and 12.6% and 13.2% for the second quarter of 2013 and 2012, respectively. The difference between years primarily relates to higher ceding commissions in 2013 and changes in the mix of business.

Other Operating Expense

Other operating expense decreased 2% year-over-year and increased 9% quarter-over-quarter. The changes in other operating expense were primarily due to fluctuations in foreign currency benefit/expense and higher employee compensation and benefit costs in 2013. We recognized a foreign currency benefit of $9.0 million and an expense of $1.9 million in the first six months and second quarter of 2013, respectively. Our foreign currency benefit was $1.4 million and $4.2 million in the first six months and second quarter of 2012, respectively. The foreign currency benefit in the first quarter of 2013 primarily related to changes in the value of the British pound sterling relative to the U.S. dollar, and the expense in the second quarter of 2013 primarily related to changes in the value of the Euro relative to the U.S. dollar.

Excluding the effect of foreign currency benefit/expense, other operating expense increased 3% year-over-year and 1% quarter-over-quarter, mainly due to increased compensation and benefit costs in 2013 for our 1,903 employees. Approximately 64% and 61% of our other operating expense (excluding foreign currency benefit/expense) in 2013 and 2012, respectively, related to compensation and benefits. Other operating expense included stock-based compensation expense of $7.2 million in 2013 and $6.4 million in 2012. At June 30, 2013, there was approximately $25.8 million of total unrecognized compensation expense related to unvested options, shares of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.8 years.

Interest Expense

Interest expense was $13.1 million in the first six months of 2013 and 2012, and $6.6 million and $6.2 million in the second quarter of 2013 and 2012, respectively. The year-to-date interest expense for 2013 and 2012 included $9.7 million for our Senior Notes.

Income Tax Expense

Our year-to-date effective income tax rate was flat at 29.8% for 2013, compared to 29.9% for 2012.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Certain segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual policy losses and multiple policy losses from catastrophic occurrences. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our five insurance underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earned premium	$184,963	$177,852	$91,432	$88,834
Other revenue	11,429	6,885	4,245	4,522

Segment revenue	196,392	184,737	95,677	93,356

Loss and loss adjustment expense, net	107,394	100,927	55,238	51,666
Other expense	52,757	59,767	25,452	30,045

Segment expense	160,151	160,694	80,690	81,711

Segment pretax earnings	$36,241	$24,043	$14,987	$11,645

Net loss ratio	58.1%	56.7%	60.4%	58.2%
Expense ratio	26.9	32.4	26.6	32.2

Combined ratio	85.0%	89.1%	87.0%	90.4%

Aviation	$56,286	$58,220	$28,429	$29,397
E&O	26,433	31,979	13,235	15,602
Public Risk	32,755	31,792	16,395	16,574
Other	69,489	55,861	33,373	27,261

Total net earned premium	$184,963	$177,852	$91,432	$88,834

Aviation	63.0%	55.8%	64.3%	64.5%
E&O	61.1	60.8	61.9	60.6
Public Risk	76.7	77.8	75.1	63.9
Other	44.1	43.4	49.3	46.4

Total net loss ratio	58.1%	56.7%	60.4%	58.2%

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Aviation	$75,182	$82,870	$38,184	$45,780
E&O	28,328	31,493	13,254	14,602
Public Risk	37,105	43,245	15,664	23,461
Other	217,773	161,005	116,149	81,623

Total gross written premium	$358,388	$318,613	$183,251	$165,466

Aviation	$60,134	$63,405	$31,520	$35,898
E&O	24,691	30,235	12,153	13,730
Public Risk	29,880	35,567	14,109	19,973
Other	94,164	68,687	47,205	35,965

Total net written premium	$208,869	$197,894	$104,987	$105,566

Our U.S. Property & Casualty segment pretax earnings increased 51% year-over-year primarily due to a combination of the following: 1) no catastrophe losses in 2013, compared to $4.0 million in 2012, 2) higher ceding commissions in 2013 and 3) higher other revenue. Net earned premium increased in 2013, compared to 2012, due to higher writings by our new underwriting teams for the technical property, primary casualty and excess casualty lines of business, as well as for disability, residual value, title reinsurance, and structured insurance products (all grouped in Other).

Our aviation line of business experienced higher losses in the first quarter of 2013, compared to the same period in 2012. Our year-to-date public risk loss ratios were relatively consistent, as catastrophe losses in the first quarter of 2012 have been matched by higher non-catastrophe losses in 2013. Other expense and the expense ratio were lower in 2013 primarily due to higher ceding commissions (that offset policy acquisition costs) from increased writings of our highly-ceded disability product. In addition, a $2.5 million recovery of an indemnification liability in the second quarter of 2013 reduced the segment’s year-to-date and quarter-to-date expense ratio by 1.3 and 2.6 percentage points, respectively.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earned premium	$185,223	$200,905	$92,444	$99,467
Other revenue	325	267	739	134

Segment revenue	185,548	201,172	93,183	99,601

Loss and loss adjustment expense, net	111,821	134,323	55,435	65,168
Other expense	35,872	36,207	18,124	18,676

Segment expense	147,693	170,530	73,559	83,844

Segment pretax earnings	$37,855	$30,642	$19,624	$15,757

Net loss ratio	60.4%	66.9%	60.0%	65.5%
Expense ratio	19.3	18.0	19.4	18.8

Combined ratio	79.7%	84.9%	79.4%	84.3%

U.S. D&O	$153,721	$170,667	$77,016	$84,413
International D&O	31,502	30,238	15,428	15,054

Total net earned premium	$185,223	$200,905	$92,444	$99,467

U.S. D&O	62.8%	69.7%	62.8%	68.3%
International D&O	48.6	51.0	45.9	50.1

Total net loss ratio	60.4%	66.9%	60.0%	65.5%

U.S. D&O	$186,845	$186,184	$111,606	$111,188
International D&O	59,548	59,566	30,768	33,317

Total gross written premium	$246,393	$245,750	$142,374	$144,505

U.S. D&O	$129,578	$136,826	$77,879	$81,121
International D&O	34,183	34,311	18,256	19,103

Total net written premium	$163,761	$171,137	$96,135	$100,224

Our Professional Liability segment pretax earnings increased 24% year-to-date in 2013, compared to 2012, due to an improved net loss ratio, primarily related to reunderwriting of our diversified financial products (DFP) line of business in U.S. D&O beginning in 2012.

Gross written premium was essentially unchanged year-over-year. However, within U.S. D&O, increased writings of our directors’ and officers’ liability product offset a decrease in DFP. Net written premium decreased 4% year-over-year primarily due to reduced retention under our reinsurance program. Net earned premium decreased in 2013 primarily due to our reunderwriting of the DFP book of business in 2012 and the additional reinsurance.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earned premium	$434,947	$415,028	$217,822	$208,147
Other revenue	2,330	2,494	1,140	1,157

Segment revenue	437,277	417,522	218,962	209,304

Loss and loss adjustment expense, net	320,566	306,918	160,139	154,396
Other expense	63,709	61,102	32,583	30,948

Segment expense	384,275	368,020	192,722	185,344

Segment pretax earnings	$53,002	$49,502	$26,240	$23,960

Net loss ratio	73.7%	74.0%	73.5%	74.2%
Expense ratio	14.6	14.6	14.9	14.8

Combined ratio	88.3%	88.6%	88.4%	89.0%

Medical Stop-loss	$404,604	$387,673	$202,010	$194,586
Other	30,343	27,355	15,812	13,561

Total net earned premium	$434,947	$415,028	$217,822	$208,147

Medical Stop-loss	75.2%	75.5%	75.2%	75.7%
Other	53.9	52.3	51.8	52.9

Total net loss ratio	73.7%	74.0%	73.5%	74.2%

Medical Stop-loss	$405,039	$387,974	$202,231	$194,741
Other	25,431	24,901	12,678	12,807

Total gross written premium	$430,470	$412,875	$214,909	$207,548

Medical Stop-loss	$404,604	$387,673	$202,010	$194,586
Other	25,264	24,698	12,590	12,687

Total net written premium	$429,868	$412,371	$214,600	$207,273

The Accident & Health segment pretax earnings increased 7% in the first six months of 2013, compared to the same period of 2012. This increase was directly related to higher net earned premium in our medical stop-loss product line due to writing new business and rate increases on renewal business.

The 2012 information shown above has been adjusted to reflect our exit from two lines of business in the third quarter of 2012. See Note 11, “Segments” to the Consolidated Financial Statements.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Six months ended June 30		Three months ended June 30,
	2013	2012	2013	2012

Net earned premium	$97,231	$100,844	$50,054	$53,115
Other revenue	621	415	384	200

Segment revenue	97,852	101,259	50,438	53,315

Loss and loss adjustment expense, net	18,851	26,723	5,637	15,690
Other expense	53,681	55,523	27,402	27,403

Segment expense	72,532	82,246	33,039	43,093

Segment pretax earnings	$25,320	$19,013	$17,399	$10,222

Net loss ratio	19.4%	26.5%	11.3%	29.5%
Expense ratio	54.9	54.8	54.3	51.4

Combined ratio	74.3%	81.3%	65.6%	80.9%

Surety	$72,725	$79,608	$37,118	$39,688
Credit	24,506	21,236	12,936	13,427

Total net earned premium	$97,231	$100,844	$50,054	$53,115

Surety	19.8%	24.8%	14.9%	24.8%
Credit	18.1	33.0	0.8	43.7

Total net loss ratio	19.4%	26.5%	11.3%	29.5%

Surety	$80,327	$80,762	$42,631	$40,836
Credit	31,111	29,940	16,558	15,373

Total gross written premium	$111,438	$110,702	$59,189	$56,209

Surety	$72,146	$73,385	$38,456	$37,251
Credit	25,982	22,711	14,168	14,141

Total net written premium	$98,128	$96,096	$52,624	$51,392

Our U.S. Surety & Credit segment pretax earnings increased 33% year-over-year and 70% quarter-over-quarter, primarily due to favorable loss development in the second quarter of 2013. Net earned premium for our surety line of business decreased year-over-year, primarily due to competition and market conditions.

The segment had favorable loss development of $9.5 million in 2013 and none in 2012. We conduct our annual comprehensive review of this segment’s reserves in the fourth quarter, which we will do for 2013. However, in the first half of 2013, we settled a large 2010 claim on favorable terms, which generated $5.8 million of reserve redundancy, and we noted continued lower than expected claims activity related to older underwriting years. As a result, we conducted a limited review of the segment’s reserves during the second quarter. This review indicated that actual loss experience for the 2010 and prior underwriting years was significantly better in 2013 than the actuarial expectations in our 2012 comprehensive review. In view of the growing redundancy in the segment’s reserves, we recognized favorable development of $3.7 million for surety and $5.8 million for credit related to the 2010 and prior underwriting years in the second quarter of 2013.

International Segment

The following tables summarize the operations of the International segment.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earned premium	$210,412	$196,472	$105,270	$105,188
Other revenue	1,902	2,135	1,124	941

Segment revenue	212,314	198,607	106,394	106,129

Loss and loss adjustment expense, net	104,916	79,623	58,997	41,856
Other expense	71,921	68,765	36,212	36,612

Segment expense	176,837	148,388	95,209	78,468

Segment pretax income	$35,477	$50,219	$11,185	$27,661

Net loss ratio	49.9%	40.5%	56.0%	39.8%
Expense ratio	33.9	34.6	34.0	34.5

Combined ratio	83.8%	75.1%	90.0%	74.3%

Energy	$43,457	$40,889	$22,418	$25,795
Property Treaty	58,498	49,007	29,743	26,918
Liability	35,583	39,131	18,408	19,649
Surety & Credit	36,066	34,945	17,853	17,184
Other	36,808	32,500	16,848	15,642

Total net earned premium	$210,412	$196,472	$105,270	$105,188

Energy	45.4%	41.6%	45.5%	44.2%
Property Treaty	51.1	17.7	77.1	21.7
Liability	49.4	49.5	48.9	47.9
Surety & Credit	63.0	58.2	62.5	48.2
Other	40.6	43.7	33.9	44.2

Total net loss ratios	49.9%	40.5%	56.0%	39.8%

Energy	$111,859	$110,714	$85,314	$90,119
Property Treaty	113,995	113,855	41,650	44,517
Liability	40,210	40,242	22,077	20,982
Surety & Credit	46,196	43,451	25,030	22,493
Other	60,933	56,649	31,315	29,124

Total gross written premium	$373,193	$364,911	$205,386	$207,235

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Energy	$71,120	$81,013	$56,451	$68,189
Property Treaty	101,266	99,819	35,099	37,517
Liability	37,577	37,316	21,007	19,424
Surety & Credit	40,290	39,813	21,641	20,786
Other	47,573	43,662	22,156	21,137

Total net written premium	$297,826	$301,623	$156,354	$167,053

Our International segment pretax earnings decreased $14.7 million in the first six months and $16.5 million in the second quarter of 2013, compared to the same periods of 2012, primarily due to the impact of higher net catastrophe losses in our property treaty line of business in 2013. In the second quarter of 2013, we recognized $15.0 million of pretax catastrophe losses related to European floods, including $2.0 million of inward reinstatement premium. The remaining net losses in 2013 and 2012 related to small catastrophes. The following table summarizes the segment’s net catastrophe losses, as well as the impact on key metrics:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Loss and loss adjustment expense, after reinsurance	$29,921	$8,668	$22,935	$5,835
Reinstatement premium, net	(3,291)	(411)	(1,515)	(1,182)

Total net catastrophe losses	$26,630	$8,257	$21,420	$4,653

Impact of net catastrophe losses (percentage points):
Net loss ratio	13.7%	4.3%	21.2%	5.2%
Expense ratio	(0.5)	(0.1)	(0.5)	(0.4)

Combined ratio	13.2%	4.2%	20.7%	4.8%

In the second quarter of 2013, we recognized favorable loss development of $2.3 million in the property line of business (included in Other) related to our 2010 New Zealand earthquake catastrophe losses, due to settlement of these claims in 2013.

The segment’s increase in net earned premium in 2013 primarily related to increased writings of our energy and property treaty lines of business during 2012. The decrease in net written premium primarily related to additional reinsurance on our energy line of business in 2013.

A recent ruling against another insurance company by the Spanish supreme court regarding a specific class of Spanish surety bonds, which are similar to those written by our Spanish subsidiary, may result in an increase in the segment’s recorded loss reserves for surety claims in the Surety & Credit line of business. At the present time, it is not possible for us to determine the impact, if any, on our recorded reserves until we complete our analysis of the applicability of this ruling to our bonds. The court’s ruling is expected to be published in the third quarter of 2013.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.1 billion of fixed maturity securities at June 30, 2013. Substantially all of our fixed maturity securities were investment grade and 73% were rated AAA or AA.

The following tables summarize the results and key metrics of our Investing segment.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Fixed maturity securities	$107,097	$111,090	$53,248	$53,363
Equity securities	7,808	993	4,228	993
Short-term investments	80	102	68	40
Other investments and deposits	319	868	366	401
Net realized investment gain	13,193	7,047	4,623	6,876
Other-than-temporary impairment credit losses	-	(397)	-	(397)
Investment expenses	(3,871)	(2,753)	(2,242)	(1,507)

Segment pretax earnings	$124,626	$116,950	$60,291	$59,769

Fixed maturity securities:
Average yield*	3.7%	3.9%	3.6%	3.8%
Average tax equivalent yield*	4.5%	4.8%	4.5%	4.6%
Weighted-average life	8.4 years	7.8 years
Weighted-average duration	5.5 years	4.5 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

In the past several years, the average yield on our fixed maturity securities has continued to decline due to persistently lower interest rates on new investments. We have addressed this issue by investing longer-term, especially in tax-exempt municipal bonds, in anticipation of a prolonged low interest rate environment and, since 2012, by investing in new classes of securities with attractive yields and low/no duration. These new classes of investments include bank loans, which are classified as corporate securities, and global publicly-traded equity securities. At June 30, 2013, our investments included $151.9 million of bank loans and $347.8 million of equity securities, compared to $91.5 million and $93.7 million, respectively, at June 30, 2012.

In the second quarter of 2013, our duration increased significantly from 4.9 years at March 31, 2013 to 5.5 years at June 30, 2013. The higher duration was directly related to increased prevailing interest rates and spreads since March 31, 2013, due to investor concerns that the U.S. Federal government would tighten its fiscal policies. In the second quarter, rates on 10-year U.S. Treasury notes rose 74 basis points to their highest level in two years.

These rising interest rates considerably impacted the fair value of our fixed maturity securities portfolio at June 30, 2013, as described below. Conversely, the higher interest rates will result in more attractive yields as we invest our future cash flows.

This table summarizes our investments by type, all of which were reported at fair value, at June 30, 2013 and December 31, 2012. The methodologies used to determine the fair value of our investments are described in Note 4, “Fair Value Measurements” to the Consolidated Financial Statements.

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$123,664	2%	$199,607	3%
Fixed maturity securities of states, municipalities and political subdivisions	1,029,817	15	1,065,811	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,271,620	34	2,200,331	32
Corporate securities	1,236,645	19	1,315,170	19
Residential mortgage-backed securities	605,495	9	664,887	10
Commercial mortgage-backed securities	536,199	8	524,289	8
Asset-backed securities	54,291	1	33,275	-
Foreign government securities	236,909	4	278,411	4
Equity securities	347,840	5	284,639	4
Short-term investments	216,793	3	363,053	5
Other investments	18	-	20,925	-

Total investments	$6,659,291	100%	$6,950,398	100%

Our total investments decreased $291.1 million in 2013, principally from: 1) a $260.6 million decrease in the pretax net unrealized gain and 2) return of $74.3 million of collateral held for our surety business in the first six months of 2013. At June 30, 2013, the net unrealized gain on our investment portfolio was $176.1 million, compared to $397.7 million at March 31, 2013 and $436.7 million at December 31, 2012. The significant decline in the net unrealized gain was due to the rise in interest rates in the second quarter of 2013, discussed previously.

The ratings of our individual securities within our fixed maturity securities portfolio at June 30, 2013 were as follows:

	Amount	%
AAA	$829,116	14%
AA	3,593,526	59
A	1,243,387	20
BBB	272,653	4
BB and below	155,958	3

Total fixed maturity securities	$6,094,640	100%

At June 30, 2013, we held $2.3 billion of special purpose revenue bonds, as well as $1.0 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to as municipal bonds in the investment market. The overall rating of our municipal bonds was AA at June 30, 2013. Within our municipal bond portfolio, we held $429.7 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At June 30, 2013, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) education – 23%, 2) transportation – 23%, 3) water and sewer – 17% and 4) electric – 15%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at June 30, 2013. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At June 30, 2013, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $507.1 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $236.9 million.

Some of our fixed maturity securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occur earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occur later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time. Through December 31, 2014, we expect approximately 11% of our fixed maturity securities portfolio to mature, call or prepay. Assuming prevailing interest rates remain constant for the next eighteen months, reinvestment of these funds will be at book yields and tax-equivalent yields that are approximately 100 basis points lower than the current yields for these securities.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Net earned premium	$9,766	$21,371	$4,334	$10,580
Other revenue	22	193	152	234

Total revenue	9,788	21,564	4,486	10,814

Loss and loss adjustment expense, net	8,623	17,239	4,028	8,049
Other expense - Exited Lines	2,523	4,005	1,184	2,196
Other expense - Corporate	31, 138	28,006	15,773	13,427
Interest expense	12,843	12,844	6,457	6,042
Foreign currency expense (benefit)	(9,045)	(1,440)	1,939	(4,205)

Total expense	46,082	60,654	29,381	25,509

Pretax loss	$(36,294)	$(39,090)	$(24,895)	$(14,695)

The 2012 amounts for net earned premium, loss and loss adjustment expense, and other expense – Exited Lines have been adjusted to reflect the addition of two product lines previously included in the Accident & Health segment. Net earned premium decreased year-over-year as we wrote less business related to our exited HMO and medical excess reinsurance products. Premium related to the other products included in Exited Lines was insignificant in all periods. The majority of the loss and loss adjustment expense relates to the HMO and medical excess reinsurance products.

Our Corporate expenses not allocable to the segments increased $3.1 million in the first six months of 2013, primarily due to higher employee compensation and benefit costs. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This accounting mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) a $6.7 billion investment portfolio, most of which is held by our insurance companies, 3) our revolving loan and standby letter of credit facilities and 4) a $1.0 billion shelf registration. Our insurance companies have sufficient resources to pay potential claims. Based on historical payment patterns and claims history, at year-end 2012, we projected that our insurance companies will pay approximately $1.4 billion of claims in 2013. We also projected that they will collect approximately $0.4 billion of reinsurance recoveries in 2013. In addition to expected cash flow from their 2013 operations, these companies had $6.4 billion of investments available to fund claims payments, if needed. Our sources of liquidity are discussed below.

Cash Flow

We manage the liquidity of our insurance companies such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. Our insurance companies receive substantial cash from premiums, reinsurance recoverables, surety collateral, outward commutations, proceeds from sales and redemptions of investments, and investment income. Their principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, return of surety collateral, inward commutations, purchases of investments, policy acquisition costs, operating expenses, taxes and dividends paid to the parent company. We report all of the insurance companies’ investing activity in our Investing segment for segment reporting purposes. Our parent company’s principal cash inflows relate to its investment portfolio and dividends paid by the insurance companies, and its principal cash outflows relate to debt service, operating expenses, dividends paid to shareholders and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivables, reinsurance recoverables and surety collateral; the payment of losses, premium payables and return of surety collateral; and the completion of commutations.

The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2013	2012

Net earnings	$194,012	$176,077
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(56,660)	(64,793)
Change in unearned premium, net	84,727	83,497
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	35,008	87,846
Change in accounts payable and accrued liabilities	(119,103)	(44,867)
Gain on investments	(13,193)	(6,650)
Other, net	(22,801)	13,441

Cash provided by operating activities	$101,990	$244,551

Our cash provided by operating activities was $102.0 million in the first six months of 2013, compared to $244.6 million in the same period of 2012. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, as well as funds we pay to commute large contracts. We refunded surety collateral of $74.3 million in 2013 and $21.2 million in 2012 and also paid $27.5 million in 2012 to commute a large contract in our Exited Lines. The remaining $117.0 million reduction in our cash provided by operating activities primarily resulted from $60.5 million of higher income tax payments in the first six months of 2013, compared to 2012, as well as the timing of the collection and the payment of insurance-related receivables and payables.

Investments

At June 30, 2013, we held a $6.7 billion investment portfolio, which included $216.8 million of liquid short-term investments. Our fixed maturity and equity securities portfolio is classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities and other investments, to generate cash if needed. See the “Investing Segment” section above for additional information about our investment portfolio. The parent company held $413.6 million of cash and investments, which are available to cover the holding company’s required cash disbursements in 2013.

Revolving Loan and Standby Letter of Credit Facilities

We maintain a $600.0 million Revolving Loan Facility (Facility), of which $253.6 million of available capacity remained at June 30, 2013. During the past several years, we used the Facility to fund purchases of our common stock, which we expect to continue to do as we opportunistically repurchase stock in 2013. On April 26, 2013, we entered into an agreement to modify the Facility. Under the amended agreement, the Facility expires on April 26, 2017. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Standby Facility expires in 2016. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional information related to the Facility and Standby Facility and our long-term indebtedness.

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

In the second quarter of 2013, we purchased $12.1 million, or 0.3 million shares, at an average cost of $41.94 per share. We purchased $40.9 million, or 1.0 million shares, at an average cost of $39.96 per share in the first six months of 2013. As of July 26, 2013, $208.9 million of repurchase authority remains under the Plan.

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

Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expenses as of each quarter end, based on information, facts and circumstances known at that time. The process of establishing reserves is complex, imprecise and inherently uncertain and, as such, involves a considerable degree of judgment involving our management review and actuarial processes. We must consider many variables that are subject to the outcome of future events. As a result, an integral component of our loss reserving process is the use of informed subjective estimates and judgments about our ultimate exposure to losses. Therefore, it is possible that management’s estimate of the ultimate liability for losses may change.

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

Any increase or decrease in prior years’ reserves approved by the Reserve Review Committee generates favorable or adverse loss development related to our ultimate losses, which is reflected in our incurred but not reported (IBNR) reserves in the period of the reserve change. In addition, we may have loss development due to the normal claims settlement process. For our most recent accident years, recorded loss reserves are generally based on management’s establishment of ultimate loss ratios for each product line, based on historical loss trends and current market considerations. We do not recognize favorable or adverse development for these recent accident years until loss trends emerge. The time required for credible loss trends to emerge differs based on the characteristics of the product, and with long-tail products this can take several years. Over time, our recorded reserves align closer to the actuarial indications as we place additional weight on the credibility of assumptions relating to actual experience and claims outstanding, which may result in favorable or adverse development.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013 using criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of June 30, 2013.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the second quarter of 2013 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April	56,226	$41.12	56,226	$218,703,258
May	25,088	$42.03	25,088	$217,648,892
June	208,657	$42.15	208,657	$208,855,025

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number

3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Third Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on March 18, 2013).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

10.1	Second Amendment to Loan Agreement, dated April 26, 2013, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 30, 2013).

12 †	Statement of Ratios.

31.1 †	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 †	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 †	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 †	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

August 2, 2013	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

August 2, 2013	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer