Form 10-Q
period 2013-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2013-11-04
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2013.
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to

Commission file number 001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094
(Address of principal executive offices)	(Zip Code)

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

On October 25, 2013, there were approximately 100.2 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	September 30,	December 31,
	2013	2012

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2013 – $6,059,853 and 2012 – $5,856,432)	$6,194,625	$6,281,781
Equity securities – available for sale, at fair value (cost: 2013 – $395,018 and 2012 – $275,827)	433,345	284,639
Short-term investments, at cost (approximates fair value)	229,191	363,053
Other investments, at fair value (cost: 2012 – $18,391)	-	20,925

Total investments	6,857,161	6,950,398

Cash	55,037	71,390
Restricted cash and securities	121,231	101,480
Premium, claims and other receivables	600,311	549,725
Reinsurance recoverables	1,215,577	1,071,222
Ceded unearned premium	301,891	256,988
Ceded life and annuity benefits	57,137	58,641
Deferred policy acquisition costs	204,740	191,960
Goodwill	894,851	885,860
Other assets	140,843	130,143

Total assets	$10,448,779	$10,267,807

LIABILITIES

Loss and loss adjustment expense payable	$4,021,847	$3,767,850
Life and annuity policy benefits	57,137	58,641
Reinsurance, premium and claims payable	315,638	294,621
Unearned premium	1,165,580	1,069,956
Deferred ceding commissions	86,804	74,609
Notes payable	654,059	583,944
Accounts payable and accrued liabilities	559,635	875,574

Total liabilities	6,860,700	6,725,195

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2013 – 125,423 and 2012 – 125,114; outstanding: 2013 – 100,182 and 2012 – 100,928)	125,423	125,114
Additional paid-in capital	1,068,338	1,052,253
Retained earnings	2,992,720	2,756,166
Accumulated other comprehensive income	130,002	295,271
Treasury stock, at cost (shares: 2013 – 25,241 and 2012 – 24,186)	(728,404)	(686,192)

Total shareholders’ equity	3,588,079	3,542,612

Total liabilities and shareholders’ equity	$10,448,779	$10,267,807

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

REVENUE

Net earned premium	$1,679,210	$1,676,122	$556,668	$563,650
Net investment income	165,641	166,642	54,208	56,342
Other operating income	24,308	23,229	7,679	10,840
Net realized investment gain	31,115	8,519	17,922	1,472
Other-than-temporary impairment credit losses	-	(1,028)	-	(631)

Total revenue	1,900,274	1,873,484	636,477	631,673

EXPENSE

Loss and loss adjustment expense, net	992,547	969,767	320,376	304,014
Policy acquisition costs, net	203,387	211,554	65,642	67,620
Other operating expense	268,357	268,164	103,785	100,458
Interest expense	19,656	19,101	6,574	5,962

Total expense	1,483,947	1,468,586	496,377	478,054

Earnings before income tax expense	416,327	404,898	140,100	153,619
Income tax expense	124,140	121,759	41,925	46,557

Net earnings	$292,187	$283,139	$98,175	$107,062

Earnings per common share

Basic	$2.91	$2.77	$0.98	$1.06

Diluted	$2.90	$2.76	$0.98	$1.05

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earnings	$292,187	$283,139	$98,175	$107,062

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during the period	(232,481)	152,498	14,948	91,185
Income tax charge (benefit)	(82,526)	54,078	4,917	32,274

Investment gains (losses), net of tax	(149,955)	98,420	10,031	58,911

Less reclassification adjustments for:
Gains included in net earnings	31,115	7,491	17,922	832
Income tax charge	10,890	2,622	6,272	291

Gains included in net earnings, net of tax	20,225	4,869	11,650	541

Net unrealized investment gains (losses)	(170,180)	93,551	(1,619)	58,370

Foreign currency translation adjustment	4,265	(3,454)	5,410	(141)
Income tax benefit	(646)	(483)	(92)	(234)

Foreign currency translation adjustment, net of tax	4,911	(2,971)	5,502	93

Other comprehensive income (loss)	(165,269)	90,580	3,883	58,463

Comprehensive income	$126,918	$373,719	$102,058	$165,525

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Nine months ended September 30, 2013

(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2012	$125,114	$1,052,253	$2,756,166	$295,271	$(686,192)	$3,542,612

Net earnings	-	-	292,187	-	-	292,187

Other comprehensive loss	-	-	-	(165,269)	-	(165,269)

Issuance of 291 shares for exercise of options, including tax effect	291	8,434	-	-	-	8,725

Purchase of 1,055 common shares	-	-	-	-	(42,212)	(42,212)

Stock-based compensation	18	7,651	-	-	-	7,669

Cash dividends declared, $0.555 per share	-	-	(55,633)	-	-	(55,633)

Balance at September 30, 2013	$125,423	$1,068,338	$2,992,720	$130,002	$(728,404)	$3,588,079

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,

	2013	2012
Operating activities
Net earnings	$292,187	$283,139
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(52,395)	6,623
Change in reinsurance recoverables	(138,103)	47,149
Change in ceded unearned premium	(44,809)	(39,918)
Change in loss and loss adjustment expense payable	241,126	16,052
Change in unearned premium	95,395	87,177
Change in reinsurance, premium and claims payable, excluding restricted cash	21,516	(32,743)
Change in accounts payable and accrued liabilities	(145,740)	79,500
Stock-based compensation expense	10,100	10,361
Depreciation and amortization expense	13,962	13,919
Gain on investments	(31,115)	(7,491)
Other, net	9,288	32,267

Cash provided by operating activities	271,412	496,035

Investing activities
Sales of available for sale fixed maturity securities	337,895	293,969
Sales of equity securities	95,989	7,145
Sales of other investments	23,719	6,974
Maturity or call of available for sale fixed maturity securities	488,817	504,583
Maturity or call of held to maturity fixed maturity securities	-	28,511
Cost of available for sale fixed maturity securities acquired	(1,109,233)	(1,056,909)
Cost of equity securities acquired	(226,601)	(205,092)
Change in short-term investments	134,515	(5,401)
Payments for purchase of businesses, net of cash received	(8,214)	(32,590)
Other, net	(5,248)	(9,885)

Cash used by investing activities	(268,361)	(468,695)

Financing activities
Advances on line of credit	130,000	140,000
Payments on line of credit	(60,000)	(70,000)
Sale of common stock	8,725	40,105
Purchase of common stock	(47,869)	(135,151)
Dividends paid	(49,773)	(47,617)
Other, net	(487)	5,066

Cash used by financing activities	(19,404)	(67,597)

Net decrease in cash	(16,353)	(40,257)
Cash at beginning of year	71,390	104,550

Cash at end of period	$55,037	$64,293

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

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our available for sale fixed maturity and equity securities were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
September 30, 2013

U.S. government and government agency securities	$115,109	$2,698	$(302)	$117,505
Fixed maturity securities of states, municipalities and political subdivisions	965,526	55,813	(5,200)	1,016,139
Special purpose revenue bonds of states, municipalities and political subdivisions	2,258,661	81,517	(43,340)	2,296,838
Corporate securities	1,267,387	40,314	(9,997)	1,297,704
Residential mortgage-backed securities	588,696	17,671	(13,410)	592,957
Commercial mortgage-backed securities	524,706	18,519	(12,009)	531,216
Asset-backed securities	141,594	282	(575)	141,301
Foreign government securities	198,174	3,089	(298)	200,965

Total fixed maturity securities	$6,059,853	$219,903	$(85,131)	$6,194,625

Equity securities	$395,018	$43,023	$(4,696)	$433,345

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
December 31, 2012

U.S. government and government agency securities	$195,049	$4,560	$(2)	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	969,966	96,027	(182)	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	2,033,947	168,772	(2,388)	2,200,331
Corporate securities	1,247,282	69,243	(1,355)	1,315,170
Residential mortgage-backed securities	632,665	32,560	(338)	664,887
Commercial mortgage-backed securities	482,808	41,748	(267)	524,289
Asset-backed securities	32,801	474	-	33,275
Foreign government securities	261,914	16,515	(18)	278,411

Total fixed maturity securities	$5,856,432	$429,899	$(4,550)	$6,281,781

Equity securities	$275,827	$13,768	$(4,956)	$284,639

Substantially all of our fixed maturity securities are investment grade. The following table displays the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total

		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
September 30, 2013

Fixed maturity securities
U.S. government and government agency securities	$20,730	$(302)	$-	$-	$20,730	$(302)
Fixed maturity securities of states, municipalities and political subdivisions	134,217	(5,200)	-	-	134,217	(5,200)
Special purpose revenue bonds of states, municipalities and political subdivisions	724,983	(43,322)	1,323	(18)	726,306	(43,340)
Corporate securities	307,327	(9,331)	14,821	(666)	322,148	(9,997)
Residential mortgage-backed securities	270,062	(13,410)	-	-	270,062	(13,410)
Commercial mortgage-backed securities	212,589	(11,414)	5,042	(595)	217,631	(12,009)
Asset-backed securities	49,647	(575)	-	-	49,647	(575)
Foreign government securities	74,354	(298)	-	-	74,354	(298)
Equity securities	95,697	(4,277)	5,711	(419)	101,408	(4,696)

Total	$1,889,606	$(88,129)	$26,897	$(1,698)	$1,916,503	$(89,827)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total

		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2012

Fixed maturity securities
U.S. government and government agency securities	$55,034	$(2)	$-	$-	$55,034	$(2)
Fixed maturity securities of states, municipalities and political subdivisions	14,162	(182)	-	-	14,162	(182)
Special purpose revenue bonds of states, municipalities and political subdivisions	155,902	(2,388)	-	-	155,902	(2,388)
Corporate securities	85,245	(1,220)	2,616	(135)	87,861	(1,355)
Residential mortgage-backed securities	49,486	(338)	-	-	49,486	(338)
Commercial mortgage-backed securities	26,263	(267)	-	-	26,263	(267)
Foreign government securities	7,007	(18)	-	-	7,007	(18)
Equity securities	103,647	(4,956)	-	-	103,647	(4,956)

Total	$496,746	$(9,371)	$2,616	$(135)	$499,362	$(9,506)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $0.5 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We recognized no other-than-temporary impairment losses in the first nine months of 2013. We recognized $1.0 million and $0.6 million of other-than-temporary impairment losses in the first nine months and third quarter of 2012, respectively.

We do not consider the $89.8 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at September 30, 2013 to be other-than-temporary impairments because: 1) as of September 30, 2013, we have received all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss primarily relates to non-credit factors, particularly the significant interest rate increases that occurred in mid-2013.

The amortized cost and fair value of our fixed maturity securities at September 30, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.9 years at September 30, 2013.

	Cost or amortized cost	Fair value
Due in 1 year or less	$216,068	$219,092
Due after 1 year through 5 years	1,098,887	1,139,408
Due after 5 years through 10 years	1,470,040	1,533,694
Due after 10 years through 15 years	1,016,530	1,036,012
Due after 15 years	1,003,332	1,000,945

Securities with contractual maturities	4,804,857	4,929,151
Mortgage-backed and asset-backed securities	1,254,996	1,265,474

Total fixed maturity securities	$6,059,853	$6,194,625

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The sources of net investment income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Fixed maturity securities
Taxable	$75,407	$86,548	$24,385	$28,330
Exempt from U.S. income taxes	85,063	80,163	28,988	27,291

Total fixed maturity securities	160,470	166,711	53,373	55,621
Equity securities	10,758	2,339	2,950	1,346
Short-term investments	122	397	42	295
Other investment income	350	1,699	31	831

Total investment income	171,700	171,146	56,396	58,093
Investment expense	(6,059)	(4,504)	(2,188)	(1,751)

Net investment income	$165,641	$166,642	$54,208	$56,342

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

In 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in September 2013. Through June 30, 2013, this transaction was designated and qualified as a hedge of a portion of our net investment in a subsidiary that has the Euro as its functional currency. Changes in the fair value of the forward contract, net of the related deferred income tax effect, totaled $1.5 million through June 30, 2013. We recognized this amount in our foreign currency translation adjustment, which is a component of accumulated other comprehensive income. This amount offset changes in the value of the net investment being hedged as the cumulative translation adjustment related to the foreign subsidiary, representing the effect of translating the subsidiary’s assets and liabilities from Euros to U.S. dollars, is also reported in our foreign currency translation adjustment.

In July 2013, we entered into a forward contract to buy 45.0 million Euros for U.S. dollars in September 2013, effectively offsetting the contract entered into in 2012. Beginning in July 2013, we discontinued hedge accounting and subsequent changes in the fair value of the two forward contracts were recognized in our consolidated statements of earnings. Because the contracts offset, the combined net change in fair value and the impact on pretax earnings was immaterial in the third quarter of 2013. No forward contracts remain at September 30, 2013.

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, mortgage-backed and asset-backed securities (including collateralized loan obligations), and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments, and, prior to September 30, 2013, a forward contract that hedged our net investment in a Euro-functional currency foreign subsidiary. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of September 30, 2013 or December 31, 2012.

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

	Level 1	Level 2	Level 3	Total
September 30, 2013

Fixed maturity securities
U.S. government and government agency securities	$97,279	$20,226	$-	$117,505
Fixed maturity securities of states, municipalities and political subdivisions	-	1,016,139	-	1,016,139
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,287,625	9,213	2,296,838
Corporate securities	-	1,297,554	150	1,297,704
Residential mortgage-backed securities	-	592,957	-	592,957
Commercial mortgage-backed securities	-	531,216	-	531,216
Asset-backed securities	-	141,301	-	141,301
Foreign government securities	-	200,965	-	200,965

Total fixed maturity securities	97,279	6,087,983	9,363	6,194,625
Equity securities	433,345	-	-	433,345
Short-term investments*	107,350	121,841	-	229,191
Restricted cash and securities	-	1,846	-	1,846
Premium, claims and other receivables	-	65,490	-	65,490
Other assets	17	-	831	848

Total assets measured at fair value	$637,991	$6,277,160	$10,194	$6,925,345

Notes payable*	$-	$701,881	$-	$701,881
Accounts payable and accrued liabilities - earnout liability	-	1,846	7,195	9,041

Total liabilities measured at fair value	$-	$703,727	$7,195	$710,922

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the changes in fair value of our Level 3 financial instruments.

	2013				2012
Nine months ended September 30	Fixed maturity securities	Other assets	Total assets	Accounts payable and accrued liabilities	Fixed maturity securities	Other assets	Total assets

Balance at beginning of year	$164	$349	$513	$7,009	$1,170	$1,516	$2,686
Purchases	9,430	-	9,430	-	-	-	-
Settlements	-	-	-	-	-	(1,863)	(1,863)
Gains (losses) reported in:
Net earnings	37	482	519	(186)	(1)	553	552
Other comprehensive income (loss)	(268)	-	(268)	-	8	-	8
Transfers out of Level 3	-	-	-	-	(1,015)	-	(1,015)

Balance at September 30	$9,363	$831	$10,194	$7,195	$162	$206	$368

Three months ended September 30

Balance at beginning of quarter	$9,446	$589	$10,035	$7,133	$159	$1,847	$2,006
Settlements	-	-	-	-	-	(1,863)	(1,863)
Gains (losses) reported in:
Net earnings	16	242	258	(62)	-	222	222
Other comprehensive income (loss)	(99)	-	(99)	-	3	-	3

Balance at September 30	$9,363	$831	$10,194	$7,195	$162	$206	$368

There were no transfers between Level 1, Level 2 or Level 3 in 2013. We transferred an investment from Level 3 to Level 2 in 2012 because we were able to determine its fair value using inputs based on observable market data in the period transferred.

(5) Goodwill

The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Total

Balance at beginning of year	$223,000	$314,089	$144,113	$79,700	$124,958	$885,860
Earnout and other	-	9,010	-	-	(19)	8,991

Balance at September 30, 2013	$223,000	$323,099	$144,113	$79,700	$124,939	$894,851

We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings on business written from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In 2013, we increased goodwill by $9.0 million for additional earnout earned under the purchase agreement.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

We conducted our 2013 goodwill impairment test as of June 30, 2013, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest assessment, the fair value of each reporting unit exceeded its carrying amount.

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

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Direct written premium	$1,911,619	$1,826,610	$616,938	$603,844
Reinsurance assumed	296,942	313,395	61,975	61,919
Reinsurance ceded	(478,609)	(409,206)	(157,179)	(135,456)

Net written premium	$1,729,952	$1,730,799	$521,734	$530,307

Direct earned premium	$1,860,093	$1,795,109	$622,464	$601,572
Reinsurance assumed	252,902	259,870	81,594	90,988
Reinsurance ceded	(433,785)	(378,857)	(147,390)	(128,910)

Net earned premium	$1,679,210	$1,676,122	$556,668	$563,650

Direct loss and loss adjustment expense	$1,210,862	$1,029,227	$517,382	$301,306
Reinsurance assumed	119,315	96,143	8,607	35,108
Reinsurance ceded	(337,630)	(155,603)	(205,613)	(32,400)

Net loss and loss adjustment expense	$992,547	$969,767	$320,376	$304,014

Policy acquisition costs	$309,285	$299,854	$105,254	$101,698
Ceding commissions	(105,898)	(88,300)	(39,612)	(34,078)

Net policy acquisition costs	$203,387	$211,554	$65,642	$67,620

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.
			September 30,	December 31,
			2013	2012
Reinsurance recoverable on paid losses			$51,262	$54,675
Reinsurance recoverable on outstanding losses			456,364	479,026
Reinsurance recoverable on incurred but not reported losses			709,451	539,021
Reserve for uncollectible reinsurance			(1,500)	(1,500)

Total reinsurance recoverables			$1,215,577	$1,071,222

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at September 30, 2013 and December 31, 2012.

			September 30,	December 31,
			2013	2012
Payables to reinsurers			$194,857	$190,228
Letters of credit			82,115	89,832
Funds held in trust			89,050	116,597

Total credits			$366,022	$396,657

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.
			September 30,	December 31,
			2013	2012
Loss and loss adjustment expense payable			$4,021,847	$3,767,850
Reinsurance recoverable on outstanding losses			(456,364)	(479,026)
Reinsurance recoverable on incurred but not reported losses			(709,451)	(539,021)

Net reserves			$2,856,032	$2,749,803

Unearned premium			$1,165,580	$1,069,956
Ceded unearned premium			(301,891)	(256,988)

Net unearned premium			$863,689	$812,968

Deferred policy acquisition costs			$204,740	$191,960
Deferred ceding commissions			(86,804)	(74,609)

Net deferred policy acquisition costs			$117,936	$117,351

(7) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our consolidated liability for loss and loss adjustment expense payable (referred to as reserves), net of reinsurance ceded.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,749,803	$2,683,483	$2,811,021	$2,748,995
Net reserve additions from acquired businesses	-	14,705	-	-
Foreign currency adjustment	(2,296)	11,261	22,331	15,717
Net loss and loss adjustment expense	992,547	969,767	320,376	304,014
Net loss and loss adjustment expense payments	(884,022)	(944,203)	(297,696)	(333,713)

Net reserves for loss and loss adjustment expense payable at end of period	$2,856,032	$2,735,013	$2,856,032	$2,735,013

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The table below details our net loss and loss adjustment expense on a consolidated basis and for our segments.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net (favorable) adverse loss development:
U.S. Property & Casualty	$(40,754)	$2,138	$(40,754)	$2,138
Professional Liability	(26,284)	(26,186)	(26,284)	(26,186)
Accident & Health	-	(10,695)	-	(10,695)
U.S. Surety & Credit	(9,492)	-	-	-
International	36,896	-	39,196	-
Exited Lines	-	111	-	111

Total net favorable loss development	(39,634)	(34,632)	(27,842)	(34,632)
Catastrophe losses	48,055	21,406	18,134	8,738
All other net loss and loss adjustment expense	984,126	982,993	330,084	329,908

Net loss and loss adjustment expense	$992,547	$969,767	$320,376	$304,014

In the third quarter of 2013, we conducted our annual review of the reserves in our U.S. Property & Casualty, Professional Liability and International segments. Based on this review, we recognized net favorable loss development of $27.8 million, which is described by segment below:

U.S. Property & Casualty

Net favorable development of $40.8 million was due to better than expected actual experience, primarily in underwriting years 2011 and prior, compared to the same review conducted in the third quarter of 2012. The majority of the net favorable development related to a run-off assumed quota share contract, where experience continues to develop favorably. While some lines of business experienced adverse loss development, which partially offset favorable development, such adverse development was immaterial.

Professional Liability

Net favorable development of $26.3 million was due to better than expected experience in the U.S. D&O and International D&O lines of business, compared to the same review conducted in the third quarter of 2012. The favorable development primarily related to underwriting years prior to 2007, as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening in underwriting years 2007 and 2008 (totaling $37.9 million) that were impacted by the worldwide financial crisis. Reserves for the diversified financial products (DFP) line of business within U.S. D&O performed slightly better than expected in the past year, but no changes were made to the estimated ultimate losses given the continued evaluation and re-underwriting of this line of business.

International

Net adverse development of $39.2 million was due to reserve strengthening of $70.3 million in the surety & credit line of business, partially offset by net favorable development in several other lines of business, primarily energy and liability. For surety & credit, we increased our reserves on a specific class of Spanish surety bonds, the majority of which were written prior to 2006. The increase was made to reflect our revised estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling reported in September 2013 against an unaffiliated insurance company with respect to a surety bond similar to ours. The net favorable development in energy ($13.1 million) and liability ($13.3 million) primarily related to better than expected experience in underwriting years 2011 and prior, as well as $3.0 million related to the release of 2012 energy catastrophe reserves for Hurricane Sandy, due to lower than expected losses.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In the second quarter of 2013, we recognized favorable development of $9.5 million in our U.S. Surety & Credit segment and $2.3 million in our International segment. Our review of reserves at that time indicated that continued lower than expected claims activity related to older underwriting years was contributing to a growing redundancy in our U.S. Surety & Credit segment. As a result, we recognized favorable development of $3.7 million and $5.8 million for our surety and credit lines of business, respectively, related to the 2010 and prior underwriting years. In the International segment, we released $2.3 million of prior year catastrophe reserves related to the 2010 New Zealand earthquake, due to settlement of these claims in 2013.

In the first nine months and third quarter of 2012, our Professional Liability and Accident & Health segments reported net favorable loss development of $26.2 million and $10.7 million, respectively, resulting from our scheduled annual reviews of these reserves. The net favorable development in our Professional Liability segment consisted of $9.3 million in U.S. D&O and $16.9 million in International D&O related to lower than expected reported loss development in underwriting years 2003 – 2006, partially offset by higher expected losses in underwriting year 2008. The favorable development in our Accident & Health segment related to favorable claims activity in the medical stop-loss product line for the 2011 underwriting year.

(8) Notes Payable

Our notes payable consisted of the following:

	September 30,	December 31,
	2013	2012
6.30% Senior Notes	$299,059	$298,944
$600.0 million Revolving Loan Facility	355,000	285,000

Total notes payable	$654,059	$583,944

On April 26, 2013, we entered into an agreement to modify our $600.0 million Revolving Loan Facility (the Facility). Under the amended agreement, the Facility expires on April 26, 2017. The new borrowing rate is LIBOR plus 125 basis points with a commitment fee of 15 basis points. The weighted-average interest rate on borrowings under the Facility at September 30, 2013 was 1.43%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $239.1 million at September 30, 2013.

There have been no changes to the terms and conditions related to our Senior Notes or the Standby Letter of Credit Facility (Standby Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and the Standby Facility at September 30, 2013.

(9) Income Taxes

Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. We provide a deferred tax liability for un-repatriated earnings of our foreign subsidiaries at prevailing statutory rates when required. The deferred tax liability of our foreign subsidiaries at September 30, 2013 was based on the assumption that we will merge certain subsidiaries in our International segment.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(10) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

		Net	Foreign	Accumulated
		unrealized	currency	other
		investment	translation	comprehensive
Nine months ended September 30, 2013		gains (losses)	adjustment	income

Balance at December 31, 2012		$282,503	$12,768	$295,271
Other comprehensive income (loss)		(170,180)	4,911	(165,269)

Balance at September 30, 2013		$112,323	$17,679	$130,002

Three months ended September 30, 2013

Balance at June 30, 2013		$113,942	$12,177	$126,119
Other comprehensive income (loss)		(1,619)	5,502	3,883

Balance at September 30, 2013		$112,323	$17,679	$130,002

The reductions in net unrealized investment gains (losses) during 2013, shown in the table above, included reclassifications of amounts into net earnings. The reclassifications recorded in our consolidated statements of earnings were as follows:

			Nine months	Three months
			ended	ended
			September 30, 2013	September 30, 2013

Net realized investment gain			$31,115	$17,922
Income tax expense			10,890	6,272

Total reclassifications			$20,225	$11,650

(11) Earnings Per Share The following table details the numerator and denominator used in our earnings per share calculations.
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net earnings	$292,187	$283,139	$98,175	$107,062
Less: net earnings attributable to unvested restricted stock	(4,754)	(5,150)	(1,527)	(1,912)

Net earnings available to common stock	$287,433	$277,989	$96,648	$105,150

Weighted-average common shares outstanding	98,881	100,340	98,723	99,424
Dilutive effect of outstanding securities (determined using treasury stock method)	254	261	270	276

Weighted-average common shares and potential common shares outstanding	99,135	100,601	98,993	99,700

Anti-dilutive securities not included in treasury stock method computation	89	717	131	461

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(12) Stock-Based Compensation

In 2013, we granted the following shares of common stock, shares of restricted stock, restricted stock units and stock options for the purchase of shares of our common stock.

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period

Common stock	22	$42.46	$918	None
Restricted stock	191	41.30	7,893	1 - 4 years
Restricted stock units	16	40.66	661	4 years
Stock options	154	7.37	1,131	1 - 5 years

For common stock grants, we measure fair value based on the closing stock price of our common stock on the grant date and expense it on the grant date.

Certain awards of restricted stock and restricted stock units contain a performance condition based on the ultimate results for the 2012 underwriting year. The number of such shares that vest could differ from the number initially granted. We measure fair value for these awards based on the closing price of our common stock on the grant date, and we recognize expense on a straight-line basis over the vesting period for those awards expected to vest. These awards earn dividends or dividend equivalents during the vesting period.

In 2013, we granted a new form of restricted stock to certain of our executive officers. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is determined equally based on an operating return on equity performance factor (ROE factor) and a total shareholder return performance factor (TSR factor). The ROE factor is calculated by comparing our actual results over the three-year period to an internal target, whereas the TSR factor is calculated by comparing our TSR over the three-year period to that of nine peer companies. The ROE factor qualifies as a performance condition and those awards are accounted for in the same manner as the other restricted stock grants described above. The TSR factor qualifies as a market condition and we determine the fair value at grant date using a Monte Carlo simulation model that takes into account the probabilities of numerous outcomes of our TSR as well as that of the peer companies. This fair value is expensed on a straight-line basis over the vesting period and is not adjusted for the ultimate number of shares to vest. No dividends are earned during the vesting period on these shares.

For stock options, we use the Black-Scholes option pricing model to determine the fair value of an option on its grant date. The fair value is expensed over the vesting period.

Employee Stock Purchase Plan

In the second quarter of 2013, our stockholders authorized the issuance of up to 2.0 million shares of our common stock under the 2013 Employee Stock Purchase Plan (ESPP). The ESPP encourages share ownership by providing employees the opportunity to purchase our common stock at 85% of the closing price of the stock on either the first day or the last day of each six-month offering period (whichever is lower). Employees can invest between 1% and 15% of their base salary, subject to a maximum of the lesser of 1,500 shares in each offering period or $25,000 in each calendar year. The first offering period began on September 16, 2013 and ends on March 14, 2014. We recognize expense related to the ESPP over each offering period. The expense includes the 15% discount and the fair value of the “look-back” option calculated using the Black-Scholes option pricing model.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(13) Segments

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

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Nine months ended September 30, 2013

Net earned premium	$276,647	$277,662	$657,995	$144,673	$311,261	$-	$10,972	$1,679,210
Other revenue	16,198	304	3,736	1,027	2,790	196,756	253	221,064

Segment revenue	292,845	277,966	661,731	145,700	314,051	196,756	11,225	1,900,274

Loss and LAE	121,060	141,921	483,709	32,287	204,137	-	9,433	992,547
Other expense	84,801	46,781	97,414	80,182	114,534	-	67,688	491,400

Segment expense	205,861	188,702	581,123	112,469	318,671	-	77,121	1,483,947

Segment pretax earnings (loss)	$86,984	$89,264	$80,608	$33,231	$(4,620)	$196,756	$(65,896)	$416,327

Nine months ended September 30, 2012

Net earned premium	$265,593	$298,454	$624,077	$154,232	$302,303	$-	$31,463	$1,676,122
Other revenue	15,300	799	3,589	659	2,766	174,133	116	197,362

Segment revenue	280,893	299,253	627,666	154,891	305,069	174,133	31,579	1,873,484

Loss and LAE	154,156	170,506	447,262	42,444	126,547	-	28,852	969,767
Other expense	89,348	49,621	93,127	83,402	108,018	-	75,303	498,819

Segment expense	243,504	220,127	540,389	125,846	234,565	-	104,155	1,468,586

Segment pretax earnings (loss)	$37,389	$79,126	$87,277	$29,045	$70,504	$174,133	$(72,576)	$404,898

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Three months ended September 30, 2013

Net earned premium	$91,684	$92,439	$223,048	$47,442	$100,849	$-	$1,206	$556,668
Other revenue	4,769	(21)	1,406	406	888	72,130	231	79,809

Segment revenue	96,453	92,418	224,454	47,848	101,737	72,130	1,437	636,477

Loss and LAE	13,666	30,100	163,143	13,436	99,221	-	810	320,376
Other expense	32,044	10,909	33,705	26,501	42,613	-	30,229	176,001

Segment expense	45,710	41,009	196,848	39,937	141,834	-	31,039	496,377

Segment pretax earnings (loss)	$50,743	$51,409	$27,606	$7,911	$(40,097)	$72,130	$(29,602)	$140,100

Three months ended September 30, 2012

Net earned premium	$87,741	$97,549	$209,049	$53,388	$105,831	$-	$10,092	$563,650
Other revenue	8,415	532	1,095	244	631	57,183	(77)	68,023

Segment revenue	96,156	98,081	210,144	53,632	106,462	57,183	10,015	631,673

Loss and LAE	53,229	36,183	140,344	15,721	46,924	-	11,613	304,014
Other expense	29,581	13,414	32,025	27,879	39,253	-	31,888	174,040

Segment expense	82,810	49,597	172,369	43,600	86,177	-	43,501	478,054

Segment pretax earnings (loss)	$13,346	$48,484	$37,775	$10,032	$20,285	$57,183	$(33,486)	$153,619

In the first nine months and third quarter of 2013, the U.S. Property & Casualty segment pretax earnings included net favorable loss development of $40.8 million and the International segment pretax loss included reserve strengthening of $70.3 million related to Spanish surety bonds.

(14) Commitments and Contingencies

Catastrophe Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis, hail storms and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first nine months of 2013, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $44.5 million, primarily due to European floods, German hail storms and various small catastrophes. We recognized $20.3 million in the first nine months of 2012, primarily due to United States spring storms and various small catastrophes.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. We currently have claims under one indemnification that covers development on losses that were incurred prior to our sale of a subsidiary. At September 30, 2013, we have an accrued liability of $7.6 million to cover our obligations or anticipated payments under these indemnifications.

(15) Supplemental Information

Supplemental cash flow information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Income taxes paid	$126,295	$83,979	$26,354	$44,531
Interest paid	14,808	13,321	1,486	1,321
Proceeds from sales of available for sale fixed maturity securities	337,895	293,969	166,094	75,397
Proceeds from sales of equity securities	95,989	7,145	51,681	5,406
Dividends declared but not paid at end of period	22,540	16,728
Purchases of common stock not paid at end of period	-	6,400

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of September 30, 2013 and December 31, 2012.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $45.11 on October 25, 2013, resulting in market capitalization of $4.5 billion.

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

Our major insurance companies have financial strength ratings of AA (Very Strong) from Standard & Poor’s Corporation, A+ (Superior) from A.M. Best Company, Inc., AA (Very Strong) from Fitch Ratings, and A1 (Good Security) from Moody’s Investors Service, Inc.

Key facts about our consolidated group as of and for the nine months and quarter ended September 30, 2013 are as follows:

•	We had consolidated shareholders’ equity of $3.6 billion, with book value per share of $35.82.

•	We generated year-to-date net earnings of $292.2 million, or $2.90 per diluted share. Our third quarter earnings were $98.2 million, or $0.98 per diluted share.

•	We produced total revenue of $1.9 billion and $636.5 million in the first nine months and third quarter, respectively.

•	Our year-to-date net loss ratio was 59.1% and our combined ratio was 84.1%.

•	Our debt to capital ratio was 15.4%.

•	We purchased $42.2 million of our common stock at an average cost of $40.02 per share in the first nine months of 2013. At September 30, 2013, we had $207.6 million remaining under our current $300.0 million share buyback authorization.

•	We increased our regular cash dividend to $0.225 per share, marking the 17th consecutive year of increases and the largest increase in the quarterly cash dividend in our history. In the first nine months of 2013, we declared dividends of $0.555 per share and paid $49.8 million of dividends.

Comparisons in the following sections refer to the first nine months of 2013 compared to the same period of 2012. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Our results and key metrics for the first nine months and third quarter of 2013 and 2012 were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earnings	$292,187	$283,139	$98,175	$107,062

Earnings per diluted share	$2.90	$2.76	$0.98	$1.05

Net loss ratio	59.1%	57.9%	57.6%	53.9%
Expense ratio	25.0	25.4	25.9	25.2

Combined ratio	84.1%	83.3%	83.5%	79.1%

In 2013, we recognized $28.0 million of pretax net catastrophe losses, including inward reinstatement premium, related to German hail storms ($13.0 million in the third quarter) and European floods ($15.0 million in the second quarter). In 2012, we recognized $3.4 million of pretax catastrophe losses from United States spring storms. The 2013 losses were in the property treaty line of business within our International segment, and the 2012 losses were primarily in the public risk line of business within our U.S. Property & Casualty segment. Various other catastrophes that were not individually significant events to us or the industry (which we refer to as “small catastrophes”) and that primarily impacted our property treaty line of business totaled $16.5 million in the first nine months of 2013 ($4.9 million in the third quarter) and $16.9 million ($8.6 million) in the comparable periods of 2012. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2013 and 2012:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net losses, after reinsurance	$48,055	$21,406	$18,134	$8,738
Reinstatement premium, net	(3,508)	(1,123)	(217)	(712)

Total net catastrophe losses	$44,547	$20,283	$17,917	$8,026

Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.29)	$(0.13)	$(0.12)	$(0.05)
Net loss ratio (percentage points)	2.7%	1.3%	3.3%	1.4%
Combined ratio (percentage points)	2.6%	1.3%	3.3%	1.4%

We recognized net favorable loss development of $39.6 million and $34.6 million in the first nine months of 2013 and 2012, respectively, which included, in the respective periods, $7.3 million and $2.5 million of net favorable development related to prior year catastrophes. Net favorable loss development was $27.8 million in the third quarter of 2013 and $34.6 million in the third quarter of 2012. See the “Loss and Loss Adjustment Expense” and “Segment Operations” sections below for discussion of our 2013 and 2012 loss activity and the “Critical Accounting Policies” section below for discussion of our policies and procedures related to establishing and reviewing loss reserves.

Revenue

Total revenue increased $26.8 million in the first nine months of 2013, compared to 2012, primarily due to higher net earned premium and net realized investment gains.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

U.S. Property & Casualty	$534,509	$481,024	$176,121	$162,411
Professional Liability	371,184	377,876	124,791	132,126
Accident & Health	652,782	622,613	222,312	209,738
U.S. Surety & Credit	169,805	166,678	58,367	55,976
International	469,324	460,111	96,131	95,200
Exited Lines	10,957	31,703	1,191	10,312

Total gross written premium	$2,208,561	$2,140,005	$678,913	$665,763

U.S. Property & Casualty	$307,893	$297,866	$99,024	$99,972
Professional Liability	247,183	264,398	83,422	93,261
Accident & Health	651,860	622,018	221,992	209,647
U.S. Surety & Credit	147,976	146,865	49,848	50,769
International	364,068	368,189	66,242	66,566
Exited Lines	10,972	31,463	1,206	10,092

Total net written premium	$1,729,952	$1,730,799	$521,734	$530,307

U.S. Property & Casualty	$276,647	$265,593	$91,684	$87,741
Professional Liability	277,662	298,454	92,439	97,549
Accident & Health	657,995	624,077	223,048	209,049
U.S. Surety & Credit	144,673	154,232	47,442	53,388
International	311,261	302,303	100,849	105,831
Exited Lines	10,972	31,463	1,206	10,092

Total net earned premium	$1,679,210	$1,676,122	$556,668	$563,650

Growth in gross written premium from our insurance underwriting segments occurred primarily in: 1) the U.S. Property & Casualty segment, from new business lines started in 2011 and increased writings of our disability product and 2) the Accident & Health segment, from the growth of our medical stop-loss product. This growth was partially offset by lower premium in Exited Lines related to two products exited in the third quarter of 2012. Our net written premium was flat year-over-year due to increased quota share reinsurance in 2013. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance segment.

Net investment income, which is included in our Investing segment, decreased 1% year-over-year and 4% quarter-over-quarter primarily due to reduced reinvestment yields. The cost basis of our fixed maturity and equity securities portfolio increased 7% from $6.0 billion at September 30, 2012 to $6.5 billion at September 30, 2013. The growth resulted primarily from cash flow from operations.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

U.S. Property & Casualty	$121,060	$154,156	$13,666	$53,229
Professional Liability	141,921	170,506	30,100	36,183
Accident & Health	483,709	447,262	163,143	140,344
U.S. Surety & Credit	32,287	42,444	13,436	15,721
International	204,137	126,547	99,221	46,924
Exited Lines	9,433	28,852	810	11,613

Net loss and loss adjustment expense	$992,547	$969,767	$320,376	$304,014

Net (favorable) adverse loss development:
U.S. Property & Casualty	$(40,754)	$2,138	$(40,754)	$2,138
Professional Liability	(26,284)	(26,186)	(26,284)	(26,186)
Accident & Health	-	(10,695)	-	(10,695)
U.S. Surety & Credit	(9,492)	-	-	-
International	36,896	-	39,196	-
Exited Lines	-	111	-	111

Total net favorable loss development	(39,634)	(34,632)	(27,842)	(34,632)
Catastrophe losses	48,055	21,406	18,134	8,738
All other net loss and loss adjustment expense	984,126	982,993	330,084	329,908

Net loss and loss adjustment expense	$992,547	$969,767	$320,376	$304,014

U.S. Property & Casualty	43.8%	58.0%	14.9%	60.7%
Professional Liability	51.1	57.1	32.6	37.1
Accident & Health	73.5	71.7	73.1	67.1
U.S. Surety & Credit	22.3	27.5	28.3	29.4
International	65.6	41.9	98.4	44.3
Exited Lines	86.0	91.7	67.2	115.1

Consolidated net loss ratio	59.1%	57.9%	57.6%	53.9%

Consolidated accident year net loss ratio	61.5%	59.9%	62.6%	60.1%

Net loss and loss adjustment expense (referred to as loss expense) increased $22.8 million and $16.4 million in the first nine months and third quarter of 2013, respectively, compared to the same periods in 2012. The loss expense increased primarily due to: 1) our Accident & Health segment, from growth of our medical stop-loss product writings and 2) our International segment, from a $70.3 million reserve increase on Spanish surety bonds and higher catastrophe losses. Partially offsetting these increases were reductions from: 1) higher favorable loss development in 2013 and 2) lower losses in our diversified financial products (DFP) line of business. See the “Segment Operations” section below for additional discussion of the changes in our loss expense, as well as discussion of the net loss ratios for each segment for 2013 and 2012.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,749,803	$2,683,483	$2,811,021	$2,748,995
Net reserve additions from acquired businesses	-	14,705	-	-
Foreign currency adjustment	(2,296)	11,261	22,331	15,717
Net loss and loss adjustment expense	992,547	969,767	320,376	304,014
Net loss and loss adjustment expense payments	(884,022)	(944,203)	(297,696)	(333,713)

Net reserves for loss and loss adjustment expense payable at end of period	$2,856,032	$2,735,013	$2,856,032	$2,735,013

Net paid loss ratio	52.6%	56.3%	53.5%	59.2%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. In the first quarter of 2012, we commuted certain loss reserves on a large contract included in our Exited Lines for $27.5 million. The commutation had no material effect on net earnings but increased our net paid loss ratio by 1.6 percentage points in the first nine months of 2012. Excluding the commutation, our year-to-date net paid loss ratio decreased 2.1 percentage points compared to 2012.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 12.1% and 12.6% for the first nine months of 2013 and 2012, respectively, and 11.8% and 12.0% for the third quarter of 2013 and 2012, respectively. The difference between periods primarily related to changes in the mix of business and reinsurance programs.

Other Operating Expense

Other operating expense was flat year-over-year and increased 3% quarter-over-quarter. In the first nine months of 2013, higher employee compensation and benefit costs were offset by lower foreign currency expense compared to 2012. The increase in other operating expense in the third quarter of 2013 primarily related to higher foreign currency expense. We recognized foreign currency expense of $0.1 million and $9.2 million in the first nine months and third quarter of 2013, respectively, compared to $5.3 million and $6.8 million in the same periods of 2012. The foreign currency expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar.

Excluding the effect of foreign currency expense, other operating expense increased 2% year-over-year and 1% quarter-over-quarter, mainly due to increased compensation and benefit costs in 2013 for our 1,900 employees. Approximately 64% and 61% of our other operating expense in 2013 and 2012, respectively, related to compensation and benefits. Other operating expense included stock-based compensation expense of $10.4 million in 2013 and $10.6 million in 2012. At September 30, 2013, there was approximately $24.1 million of total unrecognized compensation expense related to unvested options, shares of restricted stock and restricted stock units that is expected to be recognized over a weighted-average period of 2.6 years.

Interest Expense

Interest expense was $19.7 million and $19.1 million in the first nine months of 2013 and 2012, and $6.6 million and $6.0 million in the third quarter of 2013 and 2012, respectively. The year-to-date interest expense for 2013 and 2012 included $14.5 million for our Senior Notes.

Income Tax Expense

Our effective income tax rate was 29.8% for the first nine months of 2013, compared to 30.1% for the same period of 2012.

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

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earned premium	$276,647	$265,593	$91,684	$87,741
Other revenue	16,198	15,300	4,769	8,415

Segment revenue	292,845	280,893	96,453	96,156

Loss and loss adjustment expense, net	121,060	154,156	13,666	53,229
Other expense	84,801	89,348	32,044	29,581

Segment expense	205,861	243,504	45,710	82,810

Segment pretax earnings	$86,984	$37,389	$50,743	$13,346

Net loss ratio	43.8%	58.0%	14.9%	60.7%
Expense ratio	29.0	31.8	33.2	30.8

Combined ratio	72.8%	89.8%	48.1%	91.5%

Aviation	$84,191	$87,890	$27,905	$29,670
E&O	39,494	47,177	13,061	15,198
Public Risk	48,530	48,363	15,775	16,571
Other	104,432	82,163	34,943	26,302

Total net earned premium	$276,647	$265,593	$91,684	$87,741

Aviation	52.7%	56.9%	31.8%	58.9%
E&O	42.2	74.1	4.0	102.1
Public Risk	73.2	95.9	66.0	130.8
Other	23.5	27.8	(17.6)	(5.5)

Total net loss ratio	43.8%	58.0%	14.9%	60.7%

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Aviation	$115,001	$117,300	$39,819	$34,430
E&O	41,909	46,483	13,581	14,990
Public Risk	57,757	67,066	20,652	23,821
Other	319,842	250,175	102,069	89,170

Total gross written premium	$534,509	$481,024	$176,121	$162,411

Aviation	$91,540	$92,043	$31,406	$28,638
E&O	36,969	44,335	12,278	14,100
Public Risk	47,110	54,185	17,230	18,618
Other	132,274	107,303	38,110	38,616

Total net written premium	$307,893	$297,866	$99,024	$99,972

Our U.S. Property & Casualty segment pretax earnings increased $49.6 million year-over-year and $37.4 million quarter-over-quarter primarily due to the following: 1) net favorable loss development of $40.8 million in 2013, compared to net adverse development of $2.1 million in 2012, 2) no catastrophe losses in 2013, compared to $4.4 million in 2012 and 3) higher ceding commissions in 2013. Net earned premium increased in 2013, compared to 2012, due to higher writings by our new underwriting teams for the technical property, primary casualty and excess casualty lines of business, as well as for disability, residual value and title reinsurance (all grouped in Other).

The net (favorable) adverse loss development recognized by line of business was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Aviation	$(8,402)	$(924)	$(8,402)	$(924)
E&O	(7,302)	6,742	(7,302)	6,742
Public Risk	(567)	10,418	(567)	10,418
Other	(24,483)	(14,098)	(24,483)	(14,098)

Total net (favorable) adverse loss development	$(40,754)	$2,138	$(40,754)	$2,138

The net development resulted from our annual review of reserves for this segment, which we conduct in the third quarter of each year. The majority of the lines of business in this segment provide primary coverage, and claims are reported and settled on a short to medium-term basis. Accordingly, changes to our ultimate losses for a given underwriting year typically result from revised expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims. The reserve changes made in conjunction with our 2013 reserve review related to the 2011 and prior underwriting years, unless noted below.

Our aviation line of business had a lower net loss ratio in the first nine months and the third quarter of 2013, compared to the same periods in 2012, due to more favorable loss development in 2013 and no catastrophe losses in 2013 compared to $1.2 million year-to-date in 2012.

We experienced substantially lower losses and loss ratios in our E&O line of business in 2013, due to favorable development in 2013 (primarily related to underwriting years 2010 and 2011), compared to adverse loss development in 2012 (primarily related to underwriting years 2005 – 2010).

The year-to-date and quarter-to-date loss ratios for our public risk line of business decreased primarily due to adverse loss development recognized in 2012 and $3.2 million of catastrophe losses from United States spring storms incurred in the first quarter of 2012. The adverse loss development was primarily due to deteriorating results compared to expectations, particularly from large property losses, related to the 2009 and 2010 underwriting years. The adverse development was partially offset by favorable development from the release of $2.5 million of 2011 catastrophe reserves related to Hurricane Irene.

The various lines of business included in Other recognized $10.4 million more net favorable development in 2013 than in 2012. One product line, which is an assumed quota share contract for 2003 – 2009 business that is in runoff, recognized $17.0 million of favorable development in 2013, compared to $5.6 million in 2012, due to continued better than expected results since the prior annual review. This product line is no longer earning premium, resulting in negative loss ratios in total for the Other line of business in both years. The remaining favorable development in Other was not material for any one product line in either year.

Other expense and the expense ratio were lower year-to-date in 2013 primarily due to higher ceding commissions (that offset policy acquisition costs) from increased writings of our highly-ceded sports and entertainment disability product. In addition, a $2.5 million recovery of an indemnification liability in the second quarter of 2013 reduced the segment’s year-to-date expense ratio by 0.8 percentage points. The higher quarter-to-date expense ratio related to higher compensation and benefits expense in 2013.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earned premium	$277,662	$298,454	$92,439	$97,549
Other revenue	304	799	(21)	532

Segment revenue	277,966	299,253	92,418	98,081

Loss and loss adjustment expense, net	141,921	170,506	30,100	36,183
Other expense	46,781	49,621	10,909	13,414

Segment expense	188,702	220,127	41,009	49,597

Segment pretax earnings	$89,264	$79,126	$51,409	$48,484

Net loss ratio	51.1%	57.1%	32.6%	37.1%
Expense ratio	16.8	16.6	11.8	13.7

Combined ratio	67.9%	73.7%	44.4%	50.8%

U.S. D&O	$229,501	$252,622	$75,780	$81,955
International D&O	48,161	45,832	16,659	15,594

Total net earned premium	$277,662	$298,454	$92,439	$97,549

U.S. D&O	55.7%	64.9%	41.3%	54.9%
International D&O	29.3	14.5	(7.2)	(56.3)

Total net loss ratio	51.1%	57.1%	32.6%	37.1%

U.S. D&O	$284,769	$297,933	$97,924	$111,749
International D&O	86,415	79,943	26,867	20,377

Total gross written premium	$371,184	$377,876	$124,791	$132,126

U.S. D&O	$198,452	$218,794	$68,874	$81,968
International D&O	48,731	45,604	14,548	11,293

Total net written premium	$247,183	$264,398	$83,422	$93,261

Our Professional Liability segment pretax earnings increased 13% year-over-year and 6% quarter-over-quarter, compared to 2012, due to an improved net loss ratio, primarily related to re-underwriting of our diversified financial products (DFP) line of business in U.S. D&O beginning in 2012. The U.S. D&O gross written premium decreased in 2013 due to lower writings of our directors’ and officers’ liability and DFP products. Net written premium decreased 7% year-over-year primarily due to reduced retention under our reinsurance program. Net earned premium decreased in 2013 primarily due to our re-underwriting of the DFP book of business in 2012 and the additional reinsurance.

The segment had net favorable loss development of $26.3 million in the first nine months and third quarter of 2013, compared to $26.2 million in the same periods of 2012. The development in each period resulted from our annual review of reserves for this segment, which we conduct in the third quarter of each year. The majority of the insurance coverage in this segment is provided through “claims made” policies, and the final settlement value of these claims is not expected to be determined for several years due to the underlying complex nature of the claims. Accordingly, changes to our ultimate losses for a given underwriting year typically result from revised expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims.

The 2013 net favorable development consisted of $15.8 million in U.S. D&O and $10.5 million in International D&O. Our 2013 review indicated better than expected experience for underwriting years prior to 2007, as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening in underwriting years 2007 and 2008 (totaling $37.9 million) that were impacted by the worldwide financial crisis. Reserves for the diversified financial products (DFP) line of business within U.S. D&O performed slightly better than expected in the past year, but no changes were made to the estimated ultimate losses given the continued evaluation and re-underwriting of this line of business.

The 2012 net favorable development consisted of $9.3 million in U.S. D&O and $16.9 million in International D&O. Our 2012 review indicated that incurred loss development, primarily for underwriting years 2005 and 2006, was lower than expected as compared to our review in 2011, primarily due to favorable actual outcomes on reported claims. This favorable outcome was partially offset by higher estimates of ultimate losses in the 2008 underwriting year, driven by our revised expectations with regard to the expected outcomes on outstanding claims, based upon loss development and other information available since the 2011 review.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earned premium	$657,995	$624,077	$223,048	$209,049
Other revenue	3,736	3,589	1,406	1,095

Segment revenue	661,731	627,666	224,454	210,144

Loss and loss adjustment expense, net	483,709	447,262	163,143	140,344
Other expense	97,414	93,127	33,705	32,025

Segment expense	581,123	540,389	196,848	172,369

Segment pretax earnings	$80,608	$87,277	$27,606	$37,775

Net loss ratio	73.5%	71.7%	73.1%	67.1%
Expense ratio	14.7	14.8	15.0	15.2

Combined ratio	88.2%	86.5%	88.1%	82.3%

Medical Stop-loss	$609,693	$583,344	$205,089	$195,671
Other	48,302	40,733	17,959	13,378

Total net earned premium	$657,995	$624,077	$223,048	$209,049

Medical Stop-loss	75.2%	73.1%	75.2%	68.5%
Other	52.5	50.5	50.0	46.6

Total net loss ratio	73.5%	71.7%	73.1%	67.1%

Medical Stop-loss	$610,366	$583,639	$205,327	$195,665
Other	42,416	38,974	16,985	14,073

Total gross written premium	$652,782	$622,613	$222,312	$209,738

Medical Stop-loss	$609,693	$583,344	$205,089	$195,671
Other	42,167	38,674	16,903	13,976

Total net written premium	$651,860	$622,018	$221,992	$209,647

The Accident & Health segment generated higher net earned premium in 2013 related to its medical stop-loss product line, due to writing new business and rate increases on renewal business. The impact of this growth was offset by the recognition of $10.7 million of favorable loss development in the third quarter of 2012, compared to none in 2013.

The majority of our stop-loss business provides annual coverage for groups of employees, and claims are reported and settled quickly in the following year. Our 2012 reserve review indicated lower than expected claims activity related to the 2011 underwriting year. We generally conduct our annual comprehensive review of this segment’s reserves in the fourth quarter. However, in the third quarter of 2012, we exited the HMO and medical excess reinsurance business that had previously been included in this segment. As a result, we conducted our 2012 annual reserve review of this segment’s reserves in the third quarter. We will conduct the 2013 annual review in the fourth quarter.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earned premium	$144,673	$154,232	$47,442	$53,388
Other revenue	1,027	659	406	244

Segment revenue	145,700	154,891	47,848	53,632

Loss and loss adjustment expense, net	32,287	42,444	13,436	15,721
Other expense	80,182	83,402	26,501	27,879

Segment expense	112,469	125,846	39,937	43,600

Segment pretax earnings	$33,231	$29,045	$7,911	$10,032

Net loss ratio	22.3%	27.5%	28.3%	29.4%
Expense ratio	55.0	53.8	55.4	52.0

Combined ratio	77.3%	81.3%	83.7%	81.4%

Surety	$109,370	$118,944	$36,645	$39,336
Credit	35,303	35,288	10,797	14,052

Total net earned premium	$144,673	$154,232	$47,442	$53,388

Surety	21.5%	24.7%	24.9%	24.6%
Credit	24.8	37.0	40.1	43.0

Total net loss ratio	22.3%	27.5%	28.3%	29.4%

Surety	$125,235	$121,087	$44,908	$40,325
Credit	44,570	45,591	13,459	15,651

Total gross written premium	$169,805	$166,678	$58,367	$55,976

Surety	$111,746	$110,074	$39,600	$36,689
Credit	36,230	36,791	10,248	14,080

Total net written premium	$147,976	$146,865	$49,848	$50,769

Our U.S. Surety & Credit segment pretax earnings increased 14% year-over-year and decreased 21% quarter-over-quarter, compared to 2012, primarily due to favorable loss development in the second quarter of 2013. Net earned premium for our surety line of business decreased in 2013, primarily due to ongoing competition and market conditions.

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

International Segment

The following tables summarize the operations of the International segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013		2012

Net earned premium	$311,261	$302,303	$100,849		$105,831
Other revenue	2,790	2,766	888		631

Segment revenue	314,051	305,069	101,737		106,462

Loss and loss adjustment expense, net	204,137	126,547	99,221		46,924
Other expense	114,534	108,018	42,613		39,253

Segment expense	318,671	234,565	141,834		86,177

Segment pretax earnings (loss)	$(4,620)	$70,504	$(40,097)		$20,285

Net loss ratio	65.6%	41.9%	98.4%		44.3%
Expense ratio	36.5	35.4	41.9		36.9

Combined ratio	102.1%	77.3%	140.3%		81.2%

Energy	$62,271	$61,377	$18,814		$20,488
Property Treaty	85,067	77,422	26,569		28,415
Liability	54,671	57,603	19,088		18,472
Surety & Credit	54,186	53,701	18,120		18,756
Other	55,066	52,200	18,258		19,700

Total net earned premium	$311,261	$302,303	$100,849		$105,831

Energy	26.7%	42.5%	(16.6	) %	44.2%
Property Treaty	54.6	22.0	62.3		29.3
Liability	29.2	49.5	(8.5)		49.6
Surety & Credit	189.4	57.7	441.0		56.6
Other	40.8	45.9	41.1		49.5

Total net loss ratios	65.6%	41.9%	98.4%		44.3%

Energy	$127,162	$125,578	$15,303		$14,864
Property Treaty	133,578	134,527	19,583		20,672
Liability	59,992	58,293	19,782		18,051
Surety & Credit	68,186	61,759	21,990		18,308
Other	80,406	79,954	19,473		23,305

Total gross written premium	$469,324	$460,111	$96,131		$95,200

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Energy	$72,949	$83,353	$1,829	$2,340
Property Treaty	113,169	113,302	11,903	13,483
Liability	56,259	53,954	18,682	16,638
Surety & Credit	59,326	55,887	19,036	16,074
Other	62,365	61,693	14,792	18,031

Total net written premium	$364,068	$368,189	$66,242	$66,566

Our International segment pretax earnings decreased $75.1 million in the first nine months and $60.4 million in the third quarter of 2013, compared to the same periods of 2012, primarily due to the impact of higher net catastrophe losses and net adverse loss development in 2013.

In the third quarter of 2013, the International segment recognized $13.0 million of pretax catastrophe losses related to German hail storms. In the second quarter of 2013, the segment recognized $15.0 million of pretax catastrophe losses related to European floods, including $2.0 million of inward reinstatement premium. There were no large catastrophe losses in the first nine months of 2012. The remaining net catastrophe losses in 2013 and 2012 related to small catastrophes. The following table summarizes the segment’s net catastrophe losses, as well as the impact on key metrics:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Loss and loss adjustment expense, after reinsurance	$48,055	$17,006	$18,134	$8,338
Reinstatement premium, net	(3,508)	(1,123)	(217)	(712)

Total net catastrophe losses	$44,547	$15,883	$17,917	$7,626

Impact of net catastrophe losses (percentage points):

Net loss ratio	14.9%	5.5%	17.8%	7.6%
Expense ratio	(0.4)	(0.1)	(0.1)	(0.2)

Combined ratio	14.5%	5.4%	17.7%	7.4%

The International segment recognized $36.9 million and $39.2 million of net adverse loss development in the first nine months and third quarter of 2013, respectively, and none in the same periods of 2012. The net (favorable) adverse loss development recognized by line of business was as follows:
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Energy	$(13,055)	$-	$(13,055)	$-
Property Treaty	(3,291)	-	(3,291)	-
Liability	(13,335)	-	(13,335)	-
Surety & Credit	70,321	-	70,321	-
Other	(3,744)	-	(1,444)	-

Total (favorable) adverse loss development	$36,896	$-	$39,196	$-

We generally conduct our annual review of this segment’s reserves in the fourth quarter, as we did in 2012. However, we accelerated our 2013 comprehensive review to the third quarter due to a growing indicated redundancy in several lines of business and issues related to certain Spanish surety bonds.

The adverse development in the International surety & credit line of business related to our increase in reserves on a specific class of Spanish surety bonds, the majority of which were written prior to 2006. The reserve increase reflected our revised estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling reported in September 2013 against an unaffiliated insurance company with respect to a surety bond similar to ours. This resulted in $70.3 million of net adverse loss development in the quarter.

The favorable development in energy related to the 2012 and prior underwriting years and included $3.0 million related to the release of 2012 catastrophe reserves for Hurricane Sandy, due to lower than expected losses. The net favorable development in liability included $16.1 million of favorable development on our U.K. professional liability product related to the 2011 and prior underwriting years, partially offset by net adverse development on other liability products. Our actual loss experience for energy and U.K. professional liability was significantly better than the actuarial expectations in our 2012 reserve review. In the second quarter of 2013, we recognized favorable development of $2.3 million in the property line of business (included in Other) related to our 2010 New Zealand earthquake catastrophe losses, due to settlement of these claims in 2013.

The previously-discussed adverse and favorable loss development caused the significant variances in the segment and line of business net loss ratios for the nine months and third quarter of 2013, compared to 2012.

The increase in net earned premium in the first nine months of 2013 primarily related to increased writings of our property treaty line of business during 2012. The decrease in net written premium primarily related to additional reinsurance on our energy line of business in 2013. The higher expense ratio year-over-year and quarter-over-quarter related to higher compensation and benefits expense in 2013.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.2 billion of fixed maturity securities at September 30, 2013. Substantially all of our fixed maturity securities were investment grade and 71% were rated AAA or AA.

The following tables summarize the results and key metrics of our Investing segment.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Fixed maturity securities	$160,470	$166,711	$53,373	$55,621
Equity securities	10,758	2,339	2,950	1,346
Short-term investments	122	397	42	295
Other investments and deposits	350	1,699	31	831
Net realized investment gain	31,115	8,519	17,922	1,472
Other-than-temporary impairment credit losses	-	(1,028)	-	(631)
Investment expenses	(6,059)	(4,504)	(2,188)	(1,751)

Segment pretax earnings	$196,756	$174,133	$72,130	$57,183

Fixed maturity securities:
Average yield*	3.6%	3.9%	3.6%	3.9%
Average tax equivalent yield*	4.5%	4.8%	4.4%	4.7%
Weighted-average life	8.2 years	8.0 years
Weighted-average duration	5.5 years	4.6 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

In the past several years, the average yield on our fixed maturity securities has continued to decline due to persistently lower interest rates on new investments. We have addressed this issue by investing longer-term, especially in tax-exempt municipal bonds, in anticipation of a prolonged low interest rate environment and, since 2012, by investing in new classes of securities with attractive yields and low/no duration. These new classes of investments include bank loans (classified as corporate securities), collateralized loan obligations (classified as asset-backed securities) and global publicly-traded equity securities. At September 30, 2013, our investments included $157.4 million of bank loans, $73.8 million of collateralized loan obligations and $433.3 million of equity securities, compared to $103.8 million, none and $202.9 million, respectively, at September 30, 2012.

Our duration has increased from 4.7 years at December 31, 2012 to 5.5 years at September 30, 2013. The higher duration directly relates to increased prevailing interest rates and spreads, primarily in the second quarter of 2013, due to investor concerns that the U.S. Federal government would tighten its fiscal policies. In 2013, rates on 10-year U.S. Treasury notes rose 86 basis points to their highest level in two years.

These rising interest rates impacted the fair value of our fixed maturity securities portfolio at September 30, 2013, as described below. Conversely, the higher interest rates will result in higher anticipated yields as we invest our future cash flows.

This table summarizes our investments by type, all of which were reported at fair value, at September 30, 2013 and December 31, 2012. The methodologies used to determine the fair value of our investments are described in Note 4, “Fair Value Measurements” to the Consolidated Financial Statements.

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$117,505	2%	$199,607	3%
Fixed maturity securities of states, municipalities and political subdivisions	1,016,139	15	1,065,811	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,296,838	33	2,200,331	32
Corporate securities	1,297,704	19	1,315,170	19
Residential mortgage-backed securities	592,957	9	664,887	10
Commercial mortgage-backed securities	531,216	8	524,289	8
Asset-backed securities	141,301	2	33,275	-
Foreign government securities	200,965	3	278,411	4
Equity securities	433,345	6	284,639	4
Short-term investments	229,191	3	363,053	5
Other investments	-	-	20,925	-

Total investments	$6,857,161	100%	$6,950,398	100%

Our total investments decreased $93.2 million in 2013, principally from a $263.6 million decrease in the pretax net unrealized gain and return of $127.9 million of collateral held for our U.S. surety business, partially offset by investment of newly generated cash flow. At September 30, 2013, the net unrealized gain on our investment portfolio was $173.1 million, compared to $436.7 million at December 31, 2012. The significant decline in the net unrealized gain was due to the rise in interest rates in 2013 discussed previously.

The ratings of our individual securities within our fixed maturity securities portfolio at September 30, 2013 were as follows:

	Amount	%
AAA	$897,756	14%
AA	3,526,181	57
A	1,325,501	21
BBB	278,791	5
BB and below	166,396	3

Total fixed maturity securities	$6,194,625	100%

At September 30, 2013, we held $2.3 billion of special purpose revenue bonds, as well as $1.0 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to as municipal bonds in the investment market. The overall rating of our municipal bonds was AA at September 30, 2013. Within our municipal bond portfolio, we held $425.9 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At September 30, 2013, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) education – 24%, 2) transportation – 23%, 3) water and sewer – 18% and 4) electric – 14%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at September 30, 2013. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At September 30, 2013, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $559.6 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $201.0 million.

Some of our fixed maturity securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occur earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occur later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time. Through December 31, 2014, we expect approximately 9% of our fixed maturity securities portfolio to mature, call or prepay. Assuming prevailing interest rates remain constant for the next fifteen months, reinvestment of these funds will be at book yields and tax-equivalent yields that are approximately 80 basis points lower than the current yields for these securities.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012

Net earned premium	$10,972	$31,463	$1,206	$10,092
Other revenue	253	116	231	(77)

Total revenue	11,225	31,579	1,437	10,015

Loss and loss adjustment expense, net	9,433	28,852	810	11,613
Other expense - Exited Lines	3,575	6,152	1,052	2,147
Other expense - Corporate	44,641	45,082	13,503	17,076
Interest expense	19,337	18,721	6,494	5,877
Foreign currency expense	135	5,348	9,180	6,788

Total expense	77,121	104,155	31,039	43,501

Pretax loss	$(65,896)	$(72,576)	$(29,602)	$(33,486)

Net earned premium decreased year-over-year as we wrote less business related to our exited HMO and medical excess reinsurance products. Premium related to the other products included in Exited Lines was insignificant in all periods. The majority of the loss and loss adjustment expense relates to the HMO and medical excess reinsurance products.

Our Corporate expenses not allocable to the segments were flat year-over-year, and decreased $3.6 million quarter-over-quarter primarily due to lower compensation and benefit costs. The impact of foreign currency expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This accounting mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) a $6.9 billion investment portfolio, most of which is held by our insurance companies, 3) our revolving loan and standby letter of credit facilities and 4) a $1.0 billion shelf registration. Our insurance companies have sufficient resources to pay potential claims. Based on historical payment patterns and claims history, at year-end 2012, we projected that our insurance companies will pay approximately $1.4 billion of claims in 2013. We also projected that they will collect approximately $0.4 billion of reinsurance recoveries in 2013. In addition to expected cash flow from their 2013 operations, these companies had $6.4 billion of investments available to fund claims payments, if needed. Our sources of liquidity are discussed below.

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

The components of our net operating cash flows are summarized in the following table.

	Nine months ended September 30,
	2013	2012

Net earnings	$292,187	$283,139
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(30,879)	(26,120)
Change in unearned premium, net	50,586	47,259
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	103,023	63,201
Change in accounts payable and accrued liabilities	(145,740)	79,500
Gain on investments	(31,115)	(7,491)
Other, net	33,350	56,547

Cash provided by operating activities	$271,412	$496,035

Our cash provided by operating activities was $271.4 million in the first nine months of 2013, compared to $496.0 million in the same period of 2012. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, as well as funds we pay to commute large contracts. We refunded U.S. surety collateral of $127.9 million in 2013, compared to a net receipt of $81.0 million in 2012. We paid $27.5 million in 2012 to commute a large contract in our Exited Lines. The remaining $43.2 million reduction in our cash provided by operating activities primarily resulted from $42.3 million of higher income tax payments in 2013, compared to 2012, as well as the timing of the collection and the payment of insurance-related receivables and payables.

The net impact of payment of claims and collection of recoverables related to the Spanish surety bonds is expected to reduce our cash provided by operating activities in future periods, although the amount and timing of such payments and receipts are not determinable at this time.

Investments

At September 30, 2013, we held a $6.9 billion investment portfolio, which included $229.2 million of liquid short-term investments. Our fixed maturity and equity securities portfolio is classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities and other investments, to generate cash if needed. See the “Investing Segment” section above for additional information about our investment portfolio. The parent company held $400.8 million of cash and investments at September 30, 2013, which are available to cover the holding company’s required cash disbursements.

Revolving Loan and Standby Letter of Credit Facilities

We maintain a $600.0 million Revolving Loan Facility (Facility), of which $239.1 million of available capacity remained at September 30, 2013. During the past several years, we used the Facility to fund purchases of our common stock, which we expect to continue to do as we opportunistically repurchase stock in future periods. On April 26, 2013, we entered into an agreement to modify the Facility. Under the amended agreement, the Facility expires on April 26, 2017. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Standby Facility expires in 2016. See Note 8, “Notes Payable” to the Consolidated Financial Statements for additional information related to the Facility and Standby Facility and our long-term indebtedness.

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

In the third quarter of 2013, we purchased $1.3 million, or 30,538 shares, at an average cost of $42.00 per share. We purchased $42.2 million, or 1.1 million shares, at an average cost of $40.02 per share in the first nine months of 2013. As of October 25, 2013, $207.6 million of repurchase authority remains under the Plan.

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

Our actuaries perform a comprehensive review of loss reserves for each major product at least once each year. The reviews take into consideration the variety of trends that impact the ultimate settlement of claims for each product type. These reviews follow a pre-set schedule, which covers the product lines in each segment, as follows: 1) second quarter – Exited Lines, 2) third quarter – U.S. Property & Casualty and Professional Liability and 3) fourth quarter – Accident & Health, U.S. Surety & Credit, and International. Management determines if additional or earlier comprehensive reviews are warranted based on significant unusual issues identified during the year. In addition to these comprehensive reviews, each quarter the actuaries review the emergence of paid and reported losses relative to expectations (established during the annual reviews) for all product lines and, if considered necessary, perform a more detailed review of the particular reserves.

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

Management evaluates the adequacy of our recorded consolidated reserves at each reporting period and approves increases or decreases in reserves, as considered necessary, based on a consideration of all material facts and circumstances known at that time. The Reserve Review Committee (which includes our Chief Executive Officer, President, Chief Financial Officer, executive management, chief actuary, segment management, and key actuarial, claims and accounting personnel) meets each quarter to review our actuaries’ comprehensive review of loss reserves and assessment of the emergence of paid and reported losses relative to expectations. The Reserve Review Committee discusses factors impacting the reserves in that quarter, including the most recent actuarial point and range estimates for each insurance segment, to monitor the adequacy and reasonableness of the recorded reserves. If the recorded reserves vary significantly from the actuarial point estimate, management discusses the reasons for the variances. Based on the discussions during this meeting, and any additional subsequent meetings, the Reserve Review Committee determines whether any recorded reserves should be increased or decreased during the quarter to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. Historically, our consolidated net reserves at each quarter-end, which reflect management’s best estimate of unpaid losses and loss adjustment expenses, have been above the total actuarial point estimate and within the actuarial range.

Any increase or decrease in prior years’ reserves approved by the Reserve Review Committee generates favorable or adverse loss development related to our ultimate losses, which is reflected in our incurred but not reported (IBNR) reserves in the period of the reserve change. In addition, we may have loss development due to the normal claims settlement process. For our most recent accident years, recorded loss reserves are generally based on management’s establishment of ultimate loss ratios for each product line, based on historical loss trends and current market considerations. We do not recognize favorable or adverse development for these recent accident years until loss trends emerge. The time required for credible loss trends to emerge differs based on the characteristics of the product, and with long-tail products this can take several years. Over time, our recorded reserves align closer to the actuarial indications as we place additional weight on the credibility of assumptions relating to actual experience and claims outstanding.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013 using criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of September 30, 2013.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the third quarter of 2013 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

July	-	-	-	$208,855,025
August	-	-	-	$208,855,025
September	30,538	$42.00	30,538	$207,572,469

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

3.1		Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2		Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).

4.1		Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2		Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

12	†	Statement of Ratios.

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)
November 1, 2013	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer
November 1, 2013	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer