Form 10-K
period 2013-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2014-02-28
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value on June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $4.3 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 14, 2014 was 99.8 million.

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

Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophe losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of past and future potential economic or credit market downturns, including any potential ratings downgrade or impairment of the debt securities of sovereign issuers,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	changes to the country’s health care delivery system,

•	the effects of climate change on the risks we insure,

•	potential risk with agents and brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	fluctuations in securities markets, which may reduce the value of our investment portfolio, reduce investment income or generate realized investment losses,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failure of, or loss of security related to, our information technology systems,

•	difficulties with outsourcing relationships, and

•	change of control.

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

PART I

Item 1. Business

Business Overview

HCC Insurance Holdings, Inc. is a leading specialty insurer with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite over 100 classes of specialty insurance products in approximately 180 countries through five insurance underwriting segments. Our insurance underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. We market our insurance products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies. Our principal executive office is located in Houston, Texas.

Our diverse portfolio of businesses is largely non-correlated and designed to generate consistent underwriting results regardless of market cycles. As a result, we have achieved an average combined ratio of 85.5% for the period 2009 – 2013, with less volatility over that period than our specialty peers. These profitable underwriting results have driven a continuing increase in shareholders’ equity over the past five years of 40%, while during the same period we paid $322.8 million in dividends to our shareholders and repurchased $665.1 million of our common stock. We generated 9.7% compounded growth in book value per share over that same period. We have been able to grow our gross written premium by 15% during the past five years as well, through a combination of organic growth, acquisitions and new underwriting teams.

We maintain financial strength ratings that are among the highest within the property and casualty insurance industry: “AA (Very Strong)” from Standard & Poor’s Corporation, “A+ (Superior)” from A.M. Best Company, Inc., “AA (Very Strong)” from Fitch Ratings, and “A1 (Good Security)” from Moody’s Investors Service, Inc. for our major domestic and international insurance companies. These ratings provide a competitive advantage in many of our lines of business.

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

Experienced Underwriting Professionals Aligned with Our Strategy

Integral to our strategy is attracting, developing and retaining professionals with the requisite skills and knowledge to underwrite our diverse specialty product lines. These professionals include experienced underwriters in our chosen specialty lines with the authority to make decisions and quickly respond to our clients’ unique and rapidly changing needs. Our senior underwriters generally have more than 15 years of experience in their specialty line of business.

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

U.S. Property & Casualty Segment

Our U.S. Property & Casualty segment includes specialty lines of insurance such as aviation, small account errors and omissions liability (E&O), public risk, disability, contingency, primary and excess casualty, technical and construction property, title and mortgage reinsurance, residual value, employment practices liability (EPLI), and brown water marine written in the U.S. The majority of the business is primary coverage, and claims are reported and settled on a short to medium-term basis. The aviation, public risk, contingency, technical and construction property, and brown water marine lines are exposed to natural peril and other catastrophic occurrences. Business is produced from wholesale and specialty retail brokers. A portion of our aviation business is written on a direct to consumer basis.

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

Public Risk

We provide insurance coverage and associated risk management services to municipal entities and special districts, mainly serving populations of less than 100,000 in the United States. Types of coverage provided include automobile physical damage, automobile liability, boiler and machinery, crime, EPLI, general liability, inland marine, law enforcement liability, public officials liability, and property. We typically write large limits (greater than $10.0 million) for property coverage, and low limits and medium limits ($5.0 million to $10.0 million) for the other types of coverage.

Disability and Contingency

We are a leading underwriter of specialty sports and entertainment disability products, providing coverage of irreplaceable human assets, such as high profile athletes, entertainers and business executives. As a leader in the contingency market, we provide weather insurance and event cancellation, covering events such as collegiate championships, All-Star Games and large musical concerts. We also write kidnap and ransom insurance, providing coverage throughout the world. We write large limits and purchase significant proportional and excess of loss reinsurance to manage our contingency exposures.

Casualty

We began this business in 2011 with two new underwriting teams focused on writing primary general liability and excess casualty coverages. The primary casualty unit typically writes low limit policies on a surplus lines basis through wholesale brokers. The excess casualty unit also typically operates on a surplus lines basis through wholesale brokers, but these policies typically have $5.0 million to $10.0 million limits. The attachment points for excess policies are typically below $25.0 million. Due to the underlying nature of the claims associated with casualty business, the final settlement value of claims may not be determined for long periods of time.

Property

We hired a new underwriting team in 2011 to write technical property insurance. This team writes property damage, business interruption and ancillary coverages for petroleum, chemical, petrochemical and process industry companies. In 2013, we hired a new underwriting team to write construction property insurance. The construction property team writes builder’s risk coverage for large projects, such as apartments, hotels, roads and power plants. These two classes of property insurance typically insure risks with large policy limits, and we reinsure substantial portions of the construction property individual policies.

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

We write both primary and excess policies for public and private companies. Our policies cover a large number of commercial classes and financial institution classes, which include investment banks, depository institutions, private equity companies, insurance companies, and brokers and investment advisors. A large amount of the public company and financial institution business is large limit that is subject to severity of loss on individual policies, as well as fluctuations in frequency of loss from changes in worldwide business and economic environments. Coverage is typically provided through “claims made” policies. However, the final settlement value of claims may not be determined for long periods of time due to the underlying nature of the claims, which involve complex litigation by third parties against our insureds.

Accident & Health Segment

Our Accident & Health segment includes medical stop-loss and short-term domestic and international medical products written in the United States. The majority of the business covers employer sponsored groups of employees, and claims are reported and settled within 12 to 15 months for each reporting year.

We are a recognized market leader in the specialty accident and health industry. Since 1996, we have achieved growth primarily through numerous acquisitions and ongoing development of innovative products. As a result of our acquisitions, we have fortified our market position and retained an experienced senior management team with an average of over 20 years of experience. Our more recent growth has been organic as we leverage our scale and relationships with brokers. Our specialized product line combined with disciplined underwriting, innovative claims management and cost-efficient operations provides a superior operating margin for this segment.

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

U.S. Surety & Credit Segment

Our U.S. Surety & Credit segment conducts business through separate specialty surety underwriting operations and credit underwriting operations, which are described below:

Surety

Our surety business includes contract surety bonds, commercial surety bonds and bail bonds. A large amount of our contract surety book is characterized by relatively small limits and premiums. Significant classes within commercial surety are license and permit bonds, court bonds for fiduciaries as well as appeal bonds, and plug and abandonment bonds for the energy sector. Most of our commercial surety bond business is small limit and small premium business, but we also have a large commercial surety business that has higher limits. Our surety business is typically received from a large number of independent agents specializing in these coverages or from specialized units of large brokerage companies.

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

Property Treaty

Our property treaty line provides reinsurance to a variety of clients worldwide, offering a range of treaty coverages including property catastrophe, property risk and engineering, which covers property risks during construction. Catastrophe excess of loss business is the largest portion of the portfolio. The business is characterized by large limits, large premiums and short to medium-tail claims reporting and settlement.

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

Surety & Credit

Our surety business specializes in performance bonds for construction companies and also writes customs, pension, environment, auctioneer’s and other miscellaneous classes of bonds in the United Kingdom, Ireland, Spain and France. The business is written directly with the client or through insurance brokers. Our credit business is written through the U.K. specialist broker market with a focus on the construction sector. The credit business is characterized by small to medium limits and short-tail claims reporting and settlement.

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

Enterprise Risk Management

Enterprise Risk Management (ERM) is an integral part of our business and financial management processes, from our strategic planning process to our day-to-day operations. ERM helps us identify, analyze, assess, monitor, manage and communicate material risks (both internal and external) and opportunities that may affect our performance and reputation. Our business objectives drive the company’s activities and, therefore, the key objectives of our ERM process are to support our decision making and to promote a culture of risk awareness throughout the company, thereby allowing us to preserve shareholders’ equity and grow book value.

Our ERM initiative is supported by the Enterprise Risk Oversight Committee of our Board of Directors. Our internal risk management functions are led by the Senior Vice President of our Enterprise Risk Management Department, who reports to the Chief Executive Officer. In addition, an internal Risk Committee, comprised of our senior executives, reports to the Chief Executive Officer and assists the Board in identifying and assessing risks.

We use a variety of methods and tools company-wide in our risk assessment and management efforts. Our key methods and tools include: 1) underwriting risk management, in which we set underwriting authority limits and approvals required for exceptions to established limits, 2) natural catastrophic risk management, where a variety of catastrophe modeling techniques, both internal and external, are used to monitor exposures against our stated risk tolerance, 3) a Reinsurance Security Policy Committee, which is responsible for monitoring reinsurers, reinsurance recoverable balances and changes in a reinsurer’s financial condition, 4) investment risk management, where the Investment and Finance Committee of our Board of Directors provides oversight of our capital and financial resources, as well as our investment policies, strategies, transactions and investment performance, 5) the use of our economic capital model, which we integrate into our planning, 6) the use of outside experts to perform scenario testing, where deemed beneficial and 7) a risk reporting framework, including a risk dashboard, to regularly communicate to management and the Board of Directors our risk profile related to our risk appetite and tolerances. We plan to continue to invest in resources and technology to support our ERM process.

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

Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expense as of each quarter end. The process of estimating our reserves is inherently uncertain and involves a considerable degree of judgment involving our management review and actuarial processes. The estimate of our reserves is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. We believe our review process is effective, such that any required changes in reserves are recognized in the period of change as soon as the need for the change is evident. See “Critical Accounting Policies – Reserves” included in Management’s Discussion and Analysis for a full discussion of our reserving policies and procedures.

Loss development represents an increase or decrease in our estimates of ultimate losses related to business written in prior accident years. A redundancy, also referred to as favorable development, means our original ultimate loss estimate was higher than the current estimate. A deficiency, or adverse development, means our current ultimate loss estimate is higher than the original estimate. A loss development triangle details the subsequent years’ changes in our loss estimates from the prior loss estimates, based on experience at the end of each succeeding year.

The table below shows development of our reserves from 2003 through 2013, as of December 31, 2013. The first line shows our net reserves, including reserves for IBNR, recorded on our consolidated balance sheet at the indicated year-end. The first section of the table shows, by year, the cumulative amount of net losses and loss adjustment expenses paid at the end of each succeeding year. The second section shows the re-estimated net reserves in later years for the years indicated. The cumulative redundancy (deficiency) line represents the difference between the latest re-estimated net reserves and the originally estimated net reserves. The bottom section of the table shows our gross reserves and reinsurance recoverables, as well as re-estimated amounts at the indicated year-end.

(in thousands)	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004	2003

Reserves, net of reinsurance	$2,779,401	$2,749,803	$2,683,483	$2,537,772	$2,555,840	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200
Reserve adjustments*	-	-	14,705	20,969	32,569	59,303	70,242	46,761	21,997	6,613	-

Adjusted reserves, net of reinsurance	2,779,401	2,749,803	2,698,188	2,558,741	2,588,409	2,475,574	2,413,042	2,155,722	1,555,430	1,065,896	705,200
Cumulative paid, net of reinsurance, at:
One year later		736,351	729,335	726,445	763,140	618,699	687,675	556,096	222,336	172,224	141,677
Two years later			1,109,699	1,114,541	1,144,929	1,001,369	940,636	858,586	420,816	195,663	135,623
Three years later				1,369,086	1,432,617	1,263,091	1,177,900	1,013,122	588,659	337,330	124,522
Four years later					1,645,216	1,408,275	1,331,379	1,176,404	702,072	424,308	217,827
Five years later						1,604,167	1,392,797	1,299,663	822,133	495,642	313,315
Six years later							1,543,849	1,375,431	927,657	581,418	376,903
Seven years later								1,448,100	988,152	661,517	442,736
Eight years later									1,053,879	701,979	498,399
Nine years later										763,445	542,138
Ten years later											592,519
Re-estimated liability, net of reinsurance, at:
End of year	2,779,401	2,749,803	2,698,188	2,558,741	2,588,409	2,475,574	2,413,042	2,155,722	1,555,430	1,065,896	705,200
One year later		2,676,061	2,628,177	2,568,888	2,565,746	2,422,050	2,330,671	2,129,325	1,548,904	1,091,290	735,678
Two years later			2,608,244	2,506,803	2,525,266	2,367,979	2,241,422	2,018,898	1,522,411	1,090,568	770,497
Three years later				2,502,208	2,482,192	2,292,210	2,184,222	1,919,507	1,434,327	1,084,585	792,099
Four years later					2,518,979	2,254,239	2,107,876	1,887,146	1,364,822	1,043,778	808,261
Five years later						2,255,310	2,017,782	1,825,976	1,342,769	1,019,071	794,740
Six years later							2,027,316	1,797,913	1,292,149	1,019,322	792,896
Seven years later								1,839,545	1,316,416	983,932	783,442
Eight years later									1,389,602	1,003,117	782,921
Nine years later										1,071,886	798,702
Ten years later											869,994
Cumulative redundancy (deficiency), net of reinsurance		$73,742	$89,944	$56,533	$69,430	$220,264	$385,726	$316,177	$165,828	($5,990)	($164,794)

Gross reserves, end of year*	$3,902,132	$3,767,850	$3,678,271	$3,497,954	$3,528,628	$3,484,886	$3,309,621	$3,150,213	$2,838,231	$2,096,940	$1,525,313
Reinsurance recoverables*	1,122,731	1,018,047	980,083	939,213	940,219	1,009,312	896,579	994,491	1,282,801	1,031,044	820,113

Net reserves, end of year*	$2,779,401	$2,749,803	$2,698,188	$2,558,741	$2,588,409	$2,475,574	$2,413,042	$2,155,722	$1,555,430	$1,065,896	$705,200

Re-estimated gross reserves	$3,902,132	$3,877,721	$3,823,902	$3,680,138	$3,706,511	$3,471,630	$3,075,327	$2,881,754	$2,716,279	$2,191,705	$1,869,702
Re-estimated reinsurance recoverables	1,122,731	1,201,660	1,215,658	1,177,930	1,187,532	1,216,320	1,048,011	1,042,209	1,326,677	1,119,819	999,708

Re-estimated net reserves	$2,779,401	$2,676,061	$2,608,244	$2,502,208	$2,518,979	$2,255,310	$2,027,316	$1,839,545	$1,389,602	$1,071,886	$869,994

Cumulative gross redundancy (deficiency)		($109,871)	($145,631)	($182,184)	($177,883)	$13,256	$234,294	$268,459	$121,952	($94,765)	($344,389)

* Adjusted for acquisitions and dispositions.

Most of our lines of business have historically experienced favorable development. The cumulative redundancies shown in the loss triangle table resulted from the favorable development that we reported in our financial statements from 2007 through 2013. The amounts in the table below (in thousands) exclude adverse development related to both our diversified financial products in 2011 and the Spanish surety bonds in 2011, 2012 and 2013, which are discussed following the table.

	Gross	Net

2013	$139,968	$144,063
2012	159,110	118,911
2011	171,617	106,830
2010	16,352	22,663
2009	90,435	53,524
2008	72,044	82,371
2007	90,621	26,397

The majority of the net favorable development in the table above related to these products: 1) D&O in our Professional Liability segment, for the 2002 – 2006 underwriting years, 2) U.K. professional liability, energy and property (including redundancy on the 2005, 2008 and 2011 catastrophe losses) in our International segment, 3) surety in our U.S. Surety & Credit segment and 4) an assumed quota share program that we wrote from 2003 to 2008 in our U.S. Property & Casualty segment.

During the past three years, we increased our reserves related to a specific class of Spanish surety bonds, the majority of which were written prior to 2006. We increased net reserves by $70.3 million in 2013, $48.9 million in 2012 and $12.8 million in 2011. See “Segment Operations – International Segment” included in Management’s Discussion and Analysis for additional discussion.

During 2011, we increased our net reserves by $104.2 million for the diversified financial products (DFP) line of business. This increase primarily affected the 2010 and 2009 accident years. See “Segment Operations – Professional Liability Segment” included in Management’s Discussion and Analysis for additional discussion.

The early years in the loss triangle table were also impacted by adverse development from a block of run-off assumed accident and health reinsurance business in our Exited Lines, recorded in the years shown in the following table (in thousands):

	Gross	Net

2006	$15,054	$25,097
2005	49,775	34,970
2004	127,707	27,326

This accident and health business was primarily excess coverage for large losses related to workers’ compensation policies. The adverse development affected the 2001 and prior accident years and was recorded due to our receipt of additional information and our continuing evaluation of reserves on this business. Losses tend to develop and affect excess covers considerably later than the original loss was incurred, which causes late reporting to us. Additionally, certain primary insurance companies that we reinsured experienced financial difficulties and were liquidated, leaving guaranty funds responsible for administering the business. While we have attempted to anticipate these conditions, there remains uncertainty in estimating these reserves, and there could be additional development of these reserves in the future.

A large proportion of the net adverse development on this accident and health business resulted from reinsurance commutations totaling $20.2 million in 2006 and $26.0 million in 2005. Commutations can produce adverse development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout period of the reserves. Thus, the loss may be recouped as investment income is earned on the assets received.

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

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (NAIC), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2013, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Federal Government

Although the U.S. Federal government has not historically regulated the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in July 2010, expands the federal presence in insurance oversight. The Dodd-Frank Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. The Dodd-Frank Act also established the Federal Insurance Office (FIO) within the U.S. Department of the Treasury with powers over most lines of insurance, and the Financial Stability Oversight Council (FSOC).

The FIO is authorized to gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances. Although the FIO is prohibited from directly regulating the business of insurance, the FIO may also recommend enhanced regulations to state regulatory authorities or recommend to the FSOC that it designate an insurer as a “systemically important financial institution” (SIFI). An insurer designated as a SIFI could be subject to Federal Reserve supervision and heightened regulatory standards. While we do not believe that HCC or any of its companies qualify as a SIFI, it is possible the FSOC could conclude otherwise.

United Kingdom and Spain

On April 1, 2013, the United Kingdom reshaped the regulation of all financial services companies, including the insurance industry, by separating the Financial Services Authority into three separate bodies – the Financial Policy Committee (FPC), the Prudential Regulatory Authority (PRA) and the Financial Conduct Authority (FCA) – with these responsibilities:

•	FPC is a committee within the Bank of England responsible for identifying emerging risks to the financial system as a whole and providing strategic direction for the entire regulatory regime.
•	PRA is responsible for promoting the safety and soundness of systemically important firms, including insurers, and ensuring policyholders are protected in the event of a company’s failure.
•	FCA is responsible for overseeing consumer protection, promoting effective competition and protecting the integrity of the UK financial system.

We maintain 100% participation in Lloyd’s Syndicate 4141. Under our membership agreement with Lloyd’s, we must comply with all Lloyd’s rules and regulations, as well as applicable provisions of the Lloyd’s Acts and Financial Services and Markets Act 2000. Our underwriting capacity on Syndicate 4141 must be supported by a deposit of cash, securities or letters of credit (referred to as “Funds at Lloyd’s”), which is determined annually by Lloyd’s. Lloyd’s requires annual approval of Syndicate 4141’s business plan, including maximum underwriting capacity, and may require changes to any business plan or additional capital to support the underwriting capacity. If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund. Lloyd’s has the power to assess current Lloyd’s members up to 3% of the member’s underwriting capacity in any one year as a Central Fund contribution.

In Spain, the primary regulator of our insurance operations is the Spanish General Directorate of Insurance and Pension Funds of the Ministry of the Economy and Treasury (Dirección General de Seguros y Fondos de Pensiones del Ministerio de Economía y Hacienda) (DGS). The DGS oversees compliance with periodic reporting requirements, risk and reserves assessment, and various other requirements.

In the U.K. and Spain, our insurance companies will be required to meet the requirements of the European Union’s (EU) new financial services regulatory regime known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers. Solvency II establishes a revised set of EU-wide capital requirements and risk management standards that will replace the current solvency requirements. Solvency II is effective on January 1, 2016. We have made significant progress in meeting the Solvency II requirements in our U.K. companies; however, the broader impact to us will depend on whether the U.S. insurance regulatory regime is deemed “equivalent” to Solvency II. Whether the U.S. insurance regulatory regime will be deemed “equivalent” is still under consideration by EU authorities, so we are currently unable to predict the full impact of the Solvency II implementation.

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

Insurance Companies

The following is a list of our insurance companies that are subject to regulation:

United States

•	American Contractors Indemnity Company
•	Avemco Insurance Company
•	HCC Life Insurance Company
•	HCC Specialty Insurance Company
•	Houston Casualty Company
•	Perico Life Insurance Company
•	United States Surety Company
•	U.S. Specialty Insurance Company

United Kingdom

•	HCC International Insurance Company PLC
•	Houston Casualty Company-London
•	Lloyd’s of London Syndicate 4141

Spain

•	Houston Casualty Company Europe, Seguros y Reaseguros, S.A.

Bermuda

•	HCC Reinsurance Company Limited

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

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 to ensure the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act) extended the program through December 31, 2014 and revised the definition of “act of terrorism.” Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. The Reauthorization Act requires a $100.0 million terrorism-related loss event to trigger coverage. The Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100.0 billion. Our deductible for 2014 is approximately $141.7 million, which we would have to meet before the Federal reimbursement would occur. It is unknown at this time if the law will be extended beyond December 31, 2014, and, if so, on what terms.

Executive Officers

The following is a list of our Executive Officers:

Name	Principal occupation during past five years	Age	Served HCC since

William N. Burke, Jr.	Mr. Burke has served as our President and Chief Operating Officer since December 2012. He previously served as our Executive Vice President and Chief Operating Officer from March 2012 until December 2012. Prior to joining HCC, Mr. Burke served as Chief Operating Officer for Aon Risk Solutions – US Retail. He commenced his insurance career in 1977 with the Home Insurance Company and has most recently been with Aon Corporation and its successor company for almost 30 years.	58	2012

Mark W. Callahan	Mr. Callahan has served as our Executive Vice President since August 2010. During that time, he also served as our Chief Underwriting Officer from March 2011 to March 2013 and our Chief Actuary from August 2010 to March 2011. Prior to joining HCC, Mr. Callahan served as the Chief Risk, Underwriting, and Actuarial Services Officer for XL Insurance. During 12 years there, he also held the positions of Senior Vice President and Underwriter for XL Financial Solutions and Executive Vice President and Chief Actuarial Officer for XL Insurance.	43	2010

Barry J. Cook	Mr. Cook has served as our Executive Vice President of International Operations and Chief Executive Officer of HCC Insurance Holdings (International) Limited, with oversight for our international operations, since 2006. From 1992 to 2005, Mr. Cook served as Chief Executive Officer of Rattner Mackenzie Limited, which we acquired in 1999.	53	1999

Brad T. Irick	Mr. Irick has served as our Executive Vice President since May 2010 and our Chief Financial Officer since August 2010. Prior to joining HCC, Mr. Irick was with PricewaterhouseCoopers LLC for 18 years, where he served as audit and advisory partner for several multinational public insurance company clients, including HCC between 2004 and the first half of 2007. Mr. Irick is a Certified Public Accountant.	47	2010

Name	Principal occupation during past five years	Age	Served HCC since

Craig J. Kelbel	Mr. Kelbel has served as our Executive Vice President of Accident & Health Operations since 2002 and President and Chief Executive Officer of HCC Life Insurance Company since 2005. Prior to joining HCC, Mr. Kelbel was the President of USBenefits Insurance Services, Inc. and Vice President of its parent company, The Centris Group, Inc., which HCC acquired in 1999. Mr. Kelbel has over 35 years of experience in the insurance industry.	59	1999

Pamela J. Penny	Ms. Penny has served as our Executive Vice President and Chief Accounting Officer since 2008. She previously served as Senior Vice President – Finance from 2004 to November 2008. Prior to joining HCC, Ms. Penny served in several financial management positions, including Senior Vice President & Controller of American General Corporation (acquired by American International Group, Inc.) and a partner in the international accounting firm KPMG LLP. Ms. Penny is a Certified Public Accountant.	59	2004

Randy D. Rinicella	Mr. Rinicella has served as our Senior Vice President, General Counsel and Secretary since 2007. Prior to joining HCC, Mr. Rinicella was Vice President, General Counsel and Secretary of Dresser-Rand Group, Inc., a publicly-traded equipment supplier to the worldwide oil, gas, petrochemical and process industries, from 2005 until 2007. Mr. Rinicella was a shareholder at the national law firm of Buchanan Ingersoll PC from 2004 until 2005, where he was a member of the firm’s corporate finance & technology practice group.	56	2007

Michael J. Schell	Mr. Schell has served as our Executive Vice President since 2002. Prior to joining HCC, Mr. Schell was with the St. Paul Companies for 25 years, most recently as President and Chief Operating Officer of St. Paul Re.	63	2002

Christopher J.B. Williams	Mr. Williams has served as our Chief Executive Officer since December 2012 and as a member of our Board of Directors since May 2007, including as Chairman of the Board from August 2008 to May 2011. He previously served as our President from May 2011 to December 2012. Before joining HCC, Mr. Williams was Chairman of Wattle Creek Winery from 2005 to May 2011. Prior to his retirement in 2005, he served as the National Director for Life, Accident & Health of Willis Re. Mr. Williams currently serves as a member of the Investment and Finance Committee and the Enterprise Risk Oversight Committee of our Board.	57	2011

Employees

At December 31, 2013, we had 1,900 employees. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

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

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until considerable time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued, and our financial position, results of operations and cash flows may be materially adversely affected.

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

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies or to bear a portion of the cost of insurance for “high-risk” or uninsured individuals. Depending on state law, insurers can be assessed up to 2% of premium written for the relevant line of insurance in that state. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers’ ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas. The effect of these arrangements could materially adversely affect our results of operations.

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

The European Union (EU) is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. Solvency II is currently expected to be implemented on January 1, 2016. The impact on us from our implementation of Solvency II will depend on the costs associated with implementation by each EU country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations. In addition, the overall impact will depend on whether the U.S. regulatory regime is deemed equivalent to Solvency II, thereby reducing the costs of implementation. As such, we are currently not able to predict the impact of Solvency II on our financial position and results of operations.

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

Recent federal health care reform legislation may lead to additional changes in the country’s health care delivery system.

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act (collectively, the Legislation), enacted in 2010, has led to changes in the U.S. health care delivery system. As a result of the Legislation, there have been and may continue to be numerous changes in the health care industry, including an increasing percentage of the population that is covered for health care costs. Currently, we do not believe the Legislation will have a material adverse effect on our business. However, as the Legislation contemplates further regulation, we are unable to assess with certainty the full impact the Legislation may have on our business.

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

Our reliance on agents and brokers subjects us to risk.

In many cases, we market our insurance (and reinsurance) through insurance (and reinsurance) agents and brokers. Some of these agents and brokers provide a significant portion of our gross written premium for a particular line of business. As a result, some of these agents and brokers could demand higher payments that could put us at a competitive disadvantage and affect the way we price our products. The deterioration of our relationship with, or loss of all or a substantial portion of the business provided by, one or more agents and brokers could have a material adverse effect on our financial position, results of operations and cash flows.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to agents and brokers, and these agents and brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if an agent or broker fails to make such a payment, we may remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to agents and brokers, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the agent or broker. Consequently, we assume a degree of credit risk associated with agents and brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk.

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

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by authorized personnel of the U.S. government, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007 for up to 85% of our losses in 2014, up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible of approximately $141.7 million in 2014. In some jurisdictions outside of the United States, where we also have exposure to a loss from an act of terrorism, we have limited access to other government programs that may mitigate our exposure.

The Reauthorization Act currently expires on December 31, 2014. It is unknown at this time if the law will be extended beyond December 31, 2014, and, if so, on what terms. In addition, because interpretation of this law is untested, there may be uncertainty as to how it will be applied to specific circumstances. If we become liable for risks that are not covered under the Reauthorization Act, our financial position, results of operations and cash flows could be materially adversely affected.

We may be unsuccessful in competing against larger or more well-established business rivals.

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies. We cannot assure that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

We invest a significant amount of our assets in securities that have experienced market fluctuations, which may reduce the value of our investment portfolio, reduce investment income or generate realized investment losses.

At December 31, 2013, approximately 90% of our investment portfolio was invested in fixed maturity securities. The fair value of these fixed maturity securities and the related investment income fluctuate depending on general economic and market conditions, including volatility in the financial markets and the economy as a whole. For our fixed maturity securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates and credit spreads, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. Mortgage-backed and asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk because the timing of cash flows that result from the repayment of principal might occur earlier than anticipated, due to declining interest rates, or extension risk when cash flows may be received later than anticipated because of rising interest rates.

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

The impact of fluctuations in the market prices of securities affects our financial statements. Because all of our fixed maturity and equity securities are classified as available for sale, changes in the fair value of these securities are reflected in net unrealized investment gain or loss within our other comprehensive income. Similar treatment is not available for liabilities. Therefore, an increase in market interest rates could cause a decrease in our shareholders’ equity and financial position.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation (S&P), Fitch Ratings (Fitch), Moody’s Investors Service, Inc. (Moody’s) and/or A.M. Best Company, Inc. (A.M. Best). The financial strength ratings reflect the rating agencies’ opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities, and the continuation of those ratings at current levels cannot be assured. If our ratings are reduced from their current levels, it could affect our ability to compete for high quality business and, thus, our financial position and results of operations could be adversely affected.

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

S&P, Fitch, Moody’s and A.M. Best rate our credit strength. If our credit ratings are reduced, it might significantly impede our ability to raise capital and borrow money, which could materially affect our business, results of operations and liquidity.

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

We have recorded goodwill in connection with the majority of our business acquisitions. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value of our goodwill may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that a portion of our goodwill needs to be written down to fair value, which could materially adversely affect our financial position and results of operations.

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

Our business is highly dependent upon the successful and uninterrupted functioning of our computer systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, to process our premiums and policies, to process and make claims payments, to establish our loss reserves, and to prepare our management and external financial statements and information. The failure of these systems could interrupt our operations. In addition, in the event of a disaster such as a natural catastrophe, a blackout, a computer virus or hacking incident, a terrorist attack or war, our systems may be inaccessible for an extended period of time. These systems failures or disruptions could result in a material adverse effect on our business results. We also utilize and/or rely on computer systems developed and maintained by outsourcing relationships and key vendors. Their systems could experience the same risks, which could result in a material adverse effect on our business results.

A security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. Despite the implementation of security measures, the infrastructure supporting our computer systems may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information. Furthermore, certain of our businesses are subject to compliance with laws and regulations enacted by U.S. federal and state governments, the European Union or other jurisdictions or enacted by various regulatory organizations or exchanges relating to the privacy and security of the information of clients, employees or others. The compromise of personal, confidential or proprietary information could result in remediation costs, legal liability, regulatory action and reputational harm, which could have a material adverse effect on our results of operations or financial condition.

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

We have insurance subsidiaries domiciled in the United Kingdom, Spain and Bermuda. Insurers in those countries are also subject to change of control restrictions under their individual regulatory frameworks. These requirements may deter or delay possible significant transactions in our common stock or the disposition of our insurance companies to third parties, including transactions that could be beneficial to our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in approximately 50 locations elsewhere in the United States, the United Kingdom, Spain and Ireland. The majority of these additional locations are in leased facilities.

Our major office facilities, with more than 25,000 square feet, are as follows:

Segment	Location	Square feet	Termination date of lease

U.S. Property & Casualty and Corporate headquarters	Houston, Texas	77,000	Owned
	Houston, Texas	51,000	Owned
U.S. Property & Casualty	Mount Kisco, New York	38,000	Owned
	Wakefield, Massachusetts	34,000	February 28, 2017
	Auburn Hills, Michigan	27,000	May 31, 2017
	Dallas, Texas	26,000	May 31, 2019
Accident & Health	Atlanta, Georgia	40,000	June 30, 2018
U.S. Surety & Credit	Los Angeles, California	41,000	October 31, 2016
International	London, England	30,000	December 24, 2015

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”. The intra-day high and low sales prices for quarterly periods in the last three years, as reported by the New York Stock Exchange, were as follows:

	2013		2012		2011
	High	Low	High	Low	High	Low

First quarter	$42.11	$37.37	$31.71	$26.62	$32.00	$29.00
Second quarter	43.69	40.81	32.69	29.91	33.12	30.73
Third quarter	46.14	41.85	34.46	30.06	31.90	24.66
Fourth quarter	46.38	42.57	37.65	33.74	30.33	25.32

On February 14, 2014, the last reported sales price of our common stock as reported by the New York Stock Exchange was $43.83 per share.

Shareholders

We have one class of authorized capital stock. On February 14, 2014, there were 125.6 million shares of common stock issued and 99.8 million shares of common stock outstanding held by 692 shareholders of record; however, we estimate there are approximately 58,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis were as follows:

	2013	2012	2011

First quarter	$0.165	$0.155	$0.145
Second quarter	0.165	0.155	0.145
Third quarter	0.225	0.165	0.155
Fourth quarter	0.225	0.165	0.155

Beginning in June 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time, and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan facility, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations. During 2013, we increased our regular dividend by $0.06 per share, marking the largest increase in the quarterly cash dividend in our history. We presently intend to continue dividend payments in an amount and frequency consistent with our past practice.

Issuer Purchases of Equity Securities

In 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. There were no purchases in the fourth quarter of 2013. As of December 31, 2013, $207.6 million of repurchase authority remains under the Plan.

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2008 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Property and Casualty Insurance Index.

Total Return to Shareholders

(includes reinvestment of dividends)

Company/Index	2008	2009	2010	2011	2012	2013

HCC Insurance Holdings, Inc.	$100.00	$106.66	$112.69	$109.30	$150.76	$190.28
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
S&P 500 P&C Insurance Index	100.00	112.35	122.38	122.08	146.63	202.78

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

	Years ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)

REVENUE
Net earned premium	$2,239,240	$2,242,625	$2,127,170	$2,041,924	$2,037,235
Net investment income	220,182	222,634	212,271	203,819	191,965
Other operating income	35,452	30,448	35,590	44,832	82,669
Net realized investment gain	42,030	31,148	3,653	12,104	12,076
Other-than-temporary impairment credit losses	-	(1,028)	(4,679)	(425)	(5,429)

Total revenue	2,536,904	2,525,827	2,374,005	2,302,254	2,318,516

EXPENSE
Loss and loss adjustment expense, net	1,290,050	1,305,511	1,399,247	1,213,029	1,215,759
Policy acquisition costs, net	279,439	281,201	266,125	255,136	240,679
Other operating expense	368,495	359,060	330,557	322,914	327,363
Interest expense	26,210	25,628	23,070	21,348	16,164

Total expense	1,964,194	1,971,400	2,018,999	1,812,427	1,799,965

Earnings before income tax expense	572,710	554,427	355,006	489,827	518,551
Income tax expense	165,513	163,187	99,763	144,731	164,683

Net earnings	$407,197	$391,240	$255,243	$345,096	$353,868

Net earnings attributable to unvested restricted stock	(6,638)	(6,982)	(3,864)	(3,926)	(1,928)

Net earnings available to common stock	$400,559	$384,258	$251,379	$341,170	$351,940

Earnings per common share
Basic	$4.05	$3.84	$2.31	$3.00	$3.14

Diluted	$4.04	$3.83	$2.30	$2.99	$3.11

Weighted average shares outstanding
Basic	98,853	100,176	109,051	113,863	112,200

Diluted	99,113	100,456	109,240	114,077	113,058

Cash dividends declared, per share	$0.78	$0.64	$0.60	$0.56	$0.52

Gross written premium	$2,880,249	$2,784,073	$2,649,126	$2,578,908	$2,559,791
Net written premium	2,255,323	2,253,396	2,182,158	2,026,197	2,046,289

Net loss ratio (1)	57.6%	58.2%	65.8%	59.4%	59.7%
Expense ratio (2)	25.8	25.4	25.3	25.6	24.9

Combined ratio	83.4%	83.6%	91.1%	85.0%	84.6%

	December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)

Balance sheet data

Total investments	$6,718,692	$6,950,398	$6,049,750	$5,687,095	$5,456,229
Premium, claims and other receivables	580,107	549,725	688,732	635,867	600,332
Reinsurance recoverables	1,277,257	1,071,222	1,056,068	1,006,855	1,016,411
Ceded unearned premium	305,438	256,988	222,300	278,663	270,436
Goodwill	895,200	885,860	872,814	821,648	822,006

Total assets	$10,344,520	$10,267,807	$9,597,278	$9,036,107	$8,806,416

Loss and loss adjustment expense payable	$3,902,132	$3,767,850	$3,658,317	$3,471,858	$3,492,309
Reinsurance, premium and claims payable	332,985	294,621	366,499	345,730	337,257
Unearned premium	1,134,849	1,069,956	1,031,034	1,045,877	1,044,747
Notes payable	654,098	583,944	478,790	298,637	298,483

Total shareholders’ equity	$3,674,430	$3,542,612	$3,273,982	$3,278,400	$3,013,151

Book value per share (3)	$36.62	$35.10	$31.45	$28.52	$26.42

Shares outstanding	100,336	100,928	104,101	114,968	114,051

(1)	Calculated by dividing net loss and loss adjustment expense by net earned premium.
(2)	Calculated by dividing segment underwriting expense by segment revenue.
(3)	Calculated by dividing total shareholders’ equity by shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $43.83 on February 14, 2014, resulting in market capitalization of $4.4 billion.

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

Our organization is focused on generating consistent, industry-leading combined ratios. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We rely on experienced underwriting personnel working within defined and monitored limits and our access to and expertise in the reinsurance marketplace to limit or reduce risk. By focusing on underwriting profitability, we are able to accomplish our primary objectives of maximizing net earnings and growing book value per share.

Key facts about our consolidated group as of and for the year ended December 31, 2013 are as follows:

•	We had consolidated shareholders’ equity of $3.7 billion, with book value per share of $36.62.

•	We generated net earnings of $407.2 million, or $4.04 per diluted share.

•	We produced total revenue of $2.5 billion, of which 88% related to net earned premium and 9% related to net investment income.

•	Our net loss ratio was 57.6% and our combined ratio was 83.4%.

•	Our debt to capital ratio was 15.1%.

•	We purchased $42.2 million of our common stock at an average cost of $40.02 per share. At year-end, we had $207.6 million remaining under our current $300.0 million share buyback authorization.

•

We increased our regular quarterly cash dividend to $0.225 per share, marking the 17th consecutive year of increases and the largest increase in the quarterly cash dividend in our history. We declared dividends of $0.78 per share and paid $72.0 million of dividends in 2013.

The following sections discuss our key operating results. The reason for any significant variations between 2012 and 2011 are the same as those discussed for variations between 2013 and 2012, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Our results and key metrics for the past three years were as follows:

	2013	2012	2011

Net earnings	$407,197	$391,240	$255,243

Earnings per diluted share	$4.04	$3.83	$2.30

Net loss ratio	57.6%	58.2%	65.8%
Expense ratio	25.8	25.4	25.3

Combined ratio	83.4%	83.6%	91.1%

During the past three years, we recognized the following pretax net losses, including reinstatement premium, for these major catastrophic events: 1) 2013 – European floods ($15.0 million) and German hail storms ($13.0 million); 2) 2012 – Superstorm Sandy ($30.8 million); and 3) 2011 – Japan earthquake and tsunami ($46.1 million), Hurricane Irene ($23.3 million), New Zealand earthquakes ($17.7 million), United States tornados ($13.3 million), Thailand floods ($10.0 million) and Denmark storms ($7.5 million). The remaining catastrophes, which we refer to as “small catastrophes” and that primarily impacted our property treaty line of business, were not individually significant events to us. We reinsure a portion of our exposure to catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our accident year catastrophe losses, as well as the impact on our net earnings and key metrics.

	2013	2012	2011
Gross losses	$56,639	$84,751	$175,468

Net losses, after reinsurance	$55,939	$52,390	$103,907
Reinstatement premium, net	(3,932)	401	14,008

Total net catastrophe losses	$52,007	$52,791	$117,915

Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.34)	$(0.34)	$(0.70)
Net loss ratio (percentage points)	2.4%	2.3%	5.3%
Combined ratio (percentage points)	2.3%	2.4%	5.4%

We recognized net favorable loss development of $73.7 million in 2013 and $70.0 million in 2012, which included, in the respective periods, $7.3 million and $21.4 million of net favorable development related to prior year catastrophes. We recognized net adverse development of $10.1 million in 2011, which included $8.1 million of net favorable development related to prior year catastrophes. See the “Loss and Loss Adjustment Expense” and “Segment Operations” sections below for discussion of our loss activity and the “Critical Accounting Policies” section below for discussion of our policies and procedures related to establishing and reviewing loss reserves.

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

Total revenue increased $11.1 million in 2013, compared to 2012, primarily due to higher net realized investment gains. Total revenue increased $151.8 million in 2012, compared to 2011, primarily due to higher net earned premium, net investment income and net realized investment gains.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	2013	2012	2011

U.S. Property & Casualty	$670,764	$614,694	$540,436
Professional Liability	536,085	539,383	562,503
Accident & Health	883,055	835,796	757,097
U.S. Surety & Credit	228,930	221,468	226,312
International	548,499	531,167	517,383
Exited Lines	12,916	41,565	45,395

Total gross written premium	$2,880,249	$2,784,073	$2,649,126

U.S. Property & Casualty	$385,355	$383,938	$367,296
Professional Liability	359,509	378,138	412,262
Accident & Health	881,368	835,008	756,539
U.S. Surety & Credit	199,121	195,904	208,859
International	417,039	419,155	391,819
Exited Lines	12,931	41,253	45,383

Total net written premium	$2,255,323	$2,253,396	$2,182,158

U.S. Property & Casualty	$367,135	$354,050	$333,410
Professional Liability	368,167	394,687	410,816
Accident & Health	883,515	831,827	758,270
U.S. Surety & Credit	194,286	207,955	210,535
International	413,206	412,853	368,748
Exited Lines	12,931	41,253	45,391

Total net earned premium	$2,239,240	$2,242,625	$2,127,170

The 2013 and 2012 growth in gross written premium from our insurance underwriting segments occurred primarily in: 1) the U.S. Property & Casualty segment, from new business lines started in 2011 and increased writings of our disability product, 2) the Accident & Health segment, from the growth of our medical stop-loss product and 3) the International segment, from new business and price increases in 2012 in our energy line of business. Our net written premium was flat in 2013 compared to 2012 due to increased quota share reinsurance in 2013. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance segment.

Net investment income, which is included in our Investing segment, decreased 1% in 2013, primarily due to reduced reinvestment yields. Net investment income increased 5% in 2012 due to growth in our investment portfolio, partially offset by the effect of reduced reinvestment yields. The cost basis of our fixed maturity and equity securities portfolios increased 4% in 2013 and 11% in 2012, from $5.5 billion at December 31, 2011 to $6.1 billion at December 31, 2012 and $6.4 billion at December 31, 2013, primarily from cash flow from operations. Our investment expense increased in both 2012 and 2013 due to growth in the portfolio and expanded investment advisory and accounting fees.

Our other operating income primarily consists of fee and commission income related to third party agency and broker commissions and income from a financial instrument.

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

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. We record such increases or decreases as loss and loss adjustment expense in the current reporting year. Favorable development means our original ultimate loss estimate was higher than the current estimate. Adverse development means the current ultimate loss estimate is higher than our original estimate. Loss development occurs as we review our loss exposure with our actuaries, increasing or decreasing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposure changes.

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	2013	2012	2011

U.S. Property & Casualty	$175,190	$209,286	$201,017
Professional Liability	195,429	229,873	328,503
Accident & Health	630,210	601,076	552,292
U.S. Surety & Credit	24,143	38,535	52,206
International	249,199	189,410	233,879
Exited Lines	15,879	37,331	31,350

Net loss and loss adjustment expense	$1,290,050	$1,305,511	$1,399,247

Net (favorable) adverse loss development
U.S. Property & Casualty	$(39,363)	$2,321	$(3,145)
Professional Liability	(26,346)	(25,897)	47,084
Accident & Health	(18,027)	(10,511)	(1,324)
U.S. Surety & Credit	(37,898)	(25,377)	(11,300)
International	43,805	(10,084)	(13,830)
Exited Lines	4,087	(463)	(7,338)

Total net (favorable) adverse loss development	(73,742)	(70,011)	10,147
Accident year catastrophe losses	55,939	52,390	103,907
All other net loss and loss adjustment expense	1,307,853	1,323,132	1,285,193

Net loss and loss adjustment expense	$1,290,050	$1,305,511	$1,399,247

	2013	2012	2011

U.S. Property & Casualty	47.7%	59.1%	60.3%
Professional Liability	53.1	58.2	80.0
Accident & Health	71.3	72.3	72.8
U.S. Surety & Credit	12.4	18.5	24.8
International	60.3	45.9	63.4
Exited Lines	122.8	90.5	69.1

Consolidated net loss ratio	57.6%	58.2%	65.8%

Consolidated accident year net loss ratio	60.9%	61.5%	65.3%

Loss and loss adjustment expense decreased 1% in 2013 and 7% in 2012. The 2013 decrease was primarily due to a lower accident year net loss ratio. The 2012 decrease was driven by: 1) net favorable loss development in 2012, compared to net adverse development in 2011, 2) lower accident year catastrophe losses in 2012 and 3) a slightly lower non-catastrophe accident year loss ratio in 2012. Excluding catastrophes, our accident year net loss ratio was 58.5% for 2013, 59.1% for 2012 and 60.0% for 2011. The net favorable loss development in 2013 and 2012 included adverse development of $70.3 million and $48.9 million, respectively, related to reserve increases on Spanish surety bonds in the International segment. The 2011 net adverse loss development included adverse development of $104.2 million related to our diversified financial products (DFP) line of business in the Professional Liability segment and $12.8 million related to the Spanish surety bonds. See the “Segment Operations” section below for additional discussion of the changes in net loss development and net loss ratios for each segment.

Our net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the year. The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	2013	2012	2011

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,749,803	$2,683,483	$2,537,772
Net reserve additions from acquired businesses	4	14,705	6,261
Foreign currency adjustment	5,544	18,449	(6,108)
Net loss and loss adjustment expense	1,290,050	1,305,511	1,399,247
Net loss and loss adjustment expense payments	(1,265,996)	(1,272,345)	(1,253,689)

Net reserves for loss and loss adjustment expense payable at end of year	$2,779,401	$2,749,803	$2,683,483

Net paid loss ratio	56.5%	56.7%	58.9%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. Our net paid loss ratio decreased slightly in both 2013 and 2012 due to offsetting changes in the amount of claims paid across our different lines of business.

Policy Acquisition Costs

Policy acquisition costs relate to direct costs we incur to issue insurance policies, including commissions, premium taxes and compensation of our underwriters. The percentage of policy acquisition costs to net earned premium was 12.5% in all three years. We record profit commissions due from reinsurers as an offset to policy acquisition costs.

Other Operating Expense

Other operating expense increased 3% in 2013 and 9% in 2012. The 2013 increase related to higher employee compensation and benefit costs, partially offset by a benefit recorded in 2013 related to an indemnification liability. We reduced the indemnification liability, which related to a 2001 subsidiary sale, by $5.1 million due to favorable claims activity and successful subrogation recoveries. The 2012 increase was primarily due to increased compensation expense, including higher bonus expense directly related to higher pretax earnings in 2012, and the year-over-year fluctuation in foreign currency benefit/expense. We recognized foreign currency expense of $5.3 million and $6.2 million in 2013 and 2012, compared to a benefit of $1.1 million in 2011. The foreign currency benefit/expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar.

Excluding the indemnification benefit and foreign currency benefit/expense, other operating expense increased 4% in 2013 and 6% in 2012 mainly due to increased employee compensation and benefits expense. Approximately 64%, 61% and 62% of our other operating expense in 2013, 2012 and 2011, respectively, related to employee compensation and benefits.

Other operating expense included $16.2 million, $13.2 million and $12.4 million of stock-based compensation expense in the respective three years. Stock-based compensation expense was higher in 2013 due to the timing of vesting and forfeitures of awards. In 2013, we granted $17.2 million of restricted stock awards and units, with a weighted-average life of 3.1 years. At December 31, 2013, there was approximately $28.3 million of total unrecognized compensation expense related to unvested options, restricted stock awards and units, and our employee stock purchase plan that is expected to be recognized over a weighted-average period of 2.6 years. In 2014, we expect to recognize $11.3 million of expense for all stock-based awards outstanding at year-end 2013.

Interest Expense

Interest expense was $26.2 million, $25.6 million and $23.1 million in 2013, 2012 and 2011, respectively. Our interest expense has increased due to a higher amount of outstanding borrowings on our $600.0 million Revolving Loan Facility. Interest expense included $19.3 million per year for our Senior Notes.

Income Tax Expense

Our income taxes are due to U.S. Federal, state, local and foreign jurisdictions. Our effective income tax rate was 28.9% for 2013, compared to 29.4% for 2012 and 28.1% for 2011. Fluctuations in our effective tax rates are due to the relationship of pretax income and tax-exempt investment income. Our pretax income was substantially higher in 2013 and 2012 than in 2011, whereas our tax-exempt investment income increased slightly each year. The lower effective rate in 2011 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Certain segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit our losses from both individual policy losses and multiple policy losses from catastrophic occurrences. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our insurance underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	2013	2012	2011

Net earned premium	$367,135	$354,050	$333,410
Other revenue	24,266	18,865	23,951

Segment revenue	391,401	372,915	357,361

Loss and loss adjustment expense, net	175,190	209,286	201,017
Other expense	117,910	116,398	110,184

Segment expense	293,100	325,684	311,201

Segment pretax earnings	$98,301	$47,231	$46,160

Net loss ratio	47.7%	59.1%	60.3%
Expense ratio	30.1	31.2	30.8

Combined ratio	77.8%	90.3%	91.1%

Aviation	$112,597	$116,236	$113,341
E&O	52,230	61,976	73,666
Public Risk	63,791	65,281	50,440
Other	138,517	110,557	95,963

Total net earned premium	$367,135	$354,050	$333,410

Aviation	55.0%	56.2%	63.7%
E&O	46.9	70.9	70.8
Public Risk	76.1	94.1	79.8
Other	29.0	34.9	37.9

Total net loss ratio	47.7%	59.1%	60.3%

Aviation	$139,673	$144,621	$154,903
E&O	54,871	60,639	68,846
Public Risk	70,665	85,857	73,168
Other	405,555	323,577	243,519

Total gross written premium	$670,764	$614,694	$540,436

Aviation	$111,446	$112,712	$117,333
E&O	48,724	58,066	67,606
Public Risk	55,666	69,081	58,096
Other	169,519	144,079	124,261

Total net written premium	$385,355	$383,938	$367,296

Our U.S. Property & Casualty segment pretax earnings increased $51.1 million in 2013, compared to 2012, primarily due to: 1) net favorable loss development of $39.4 million in 2013, compared to net adverse development of $2.3 million in 2012 and 2) net catastrophe losses of $2.0 million in 2013, compared to $11.3 million in 2012.

The segment’s net earned premium increased in 2013, compared to 2012, due to higher writings by our new underwriting teams for the excess casualty, primary casualty and technical property lines of business, as well as for sports and entertainment disability, residual value and title reinsurance (all grouped in Other). The increase in net earned premium in 2012 primarily related to the new underwriting teams, as well as increases in aviation, public risk, contingency, residual value and other premium. In 2012 and 2013, we wrote less premium in some lines of business, particularly aviation and E&O, due to continued competition. Changes in the segment’s net written premium relative to gross written premium were primarily due to writing more of the highly ceded disability and other business in 2013.

The net (favorable) adverse loss development recognized by line of business was as follows:

	2013	2012	2011

Aviation	$(8,041)	$(701)	$(3,395)
E&O	(5,795)	7,017	8,293
Public Risk	(1,303)	8,142	260
Other	(24,224)	(12,137)	(8,303)

Total net (favorable) adverse loss development	$(39,363)	$2,321	$(3,145)

The net loss development resulted from our annual review of reserves for this segment, which we conducted in the third quarter of each year. The majority of the lines of business in this segment provide primary coverage, and claims are reported and settled on a short to medium-term basis. Accordingly, changes to our ultimate losses for a given underwriting year typically result from revised actuarial expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims.

We recognized favorable development in 2013 in our aviation line of business primarily for treaty years 2011 and prior due to better than expected actuarially-indicated results since our prior annual review. We experienced substantially lower losses and loss ratios in our E&O line of business in 2013, due to favorable development in 2013 (primarily for underwriting years 2010 and 2011), compared to adverse development in 2012 and 2011 (both years primarily related to underwriting years 2005 – 2010).

The public risk line of business recognized adverse development in 2012 due to deteriorating results compared to actuarial expectations, particularly from large property losses, related to underwriting years 2009 and 2010. This adverse development was partially offset by favorable development from release of $2.5 million of catastrophe reserves related to Hurricane Irene (2011).

The various lines of business included in Other recognized net favorable development of $24.2 million, $12.1 million and $8.3 million in 2013, 2012 and 2011, respectively. One product line, which is a run-off assumed quota share contract for business that we wrote from 2003 – 2008, recognized favorable development of $17.0 million in 2013, $5.6 million in 2012 and $7.5 million in 2011, due to continued better than expected actuarial results since the prior annual review. The remaining net favorable development in Other was not material for any one product line in any of the years presented.

The public risk line of business incurred catastrophe losses of: 1) 2013 – Midwest tornados ($2.0 million); 2) 2012 – Superstorm Sandy ($3.8 million) and United States spring storms ($3.2 million); and 3) 2011 – Hurricane Irene ($5.0 million). Various lines of business incurred additional catastrophe losses of $4.3 million in 2012, mainly for Superstorm Sandy, and $1.2 million in 2011.

Operating expense increased in 2012 and 2013 due to increasing compensation costs, mainly related to new underwriting teams. The segment’s expense ratio was lower in 2013 primarily due to higher ceding commissions (that offset policy acquisition costs) from increased writings of our highly-ceded sports and entertainment disability product.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	2013	2012	2011

Net earned premium	$368,167	$394,687	$410,816
Other revenue	(7)	731	912

Segment revenue	368,160	395,418	411,728

Loss and loss adjustment expense, net	195,429	229,873	328,503
Other expense	66,391	66,721	59,036

Segment expense	261,820	296,594	387,539

Segment pretax earnings	$106,340	$98,824	$24,189

Net loss ratio	53.1%	58.2%	80.0%
Expense ratio	18.0	16.9	14.3

Combined ratio	71.1%	75.1%	94.3%

U.S. D&O	$303,278	$332,661	$359,178
International D&O	64,889	62,026	51,638

Total net earned premium	$368,167	$394,687	$410,816

U.S. D&O	57.3%	64.6%	90.3%
International D&O	33.2	24.2	8.2

Total net loss ratio	53.1%	58.2%	80.0%

U.S. D&O	$410,669	$424,099	$453,669
International D&O	125,416	115,284	108,834

Total gross written premium	$536,085	$539,383	$562,503

U.S. D&O	$287,391	$311,576	$347,834
International D&O	72,118	66,562	64,428

Total net written premium	$359,509	$378,138	$412,262

Our Professional Liability segment pretax earnings increased $7.5 million in 2013, compared to 2012, due to an improved net loss ratio, primarily related to re-underwriting of our diversified financial products (DFP) line of business in U.S. D&O beginning in 2012. The segment’s pretax earnings increased $74.6 million in 2012, compared to 2011, primarily due to $25.9 million of net favorable loss development in 2012 compared to $47.1 million of net adverse development in 2011.

The segment’s premium decreased from 2011 to 2013 due to lower writings of our directors’ and officers’ liability and DFP products, mainly due to pricing competition and re-underwriting our DFP business. Net written premium and net earned premium also reflect the impact of reduced retention under our reinsurance program during the past two years.

The segment had net favorable loss development of $26.3 million in 2013 and $25.9 million in 2012, compared to net adverse development of $47.1 million in 2011. The development in each period resulted from our annual review of reserves for this segment, which we conducted in the third quarter of each year. The majority of the insurance coverage in this segment is provided through “claims made” policies, and the final settlement value of these claims is not expected to be determined for several years due to the underlying complex nature of the claims. Accordingly, changes to our ultimate losses for a given underwriting year typically result from management’s revised expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims.

The 2013 net favorable development consisted of $15.5 million in U.S. D&O and $10.8 million in International D&O. Our 2013 review indicated better than expected experience for underwriting years prior to 2007 as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening of $37.9 million in underwriting years 2007 and 2008, which were impacted by the worldwide financial crisis. Reserves for DFP performed slightly better than expected in the past year, but no changes were made to the estimated ultimate losses given the continued evaluation and re-underwriting of this line of business.

The 2012 net favorable development consisted of $9.0 million in U.S. D&O and $16.9 million in International D&O. Our 2012 review indicated that incurred loss development, primarily for underwriting years 2005 and 2006, was lower than expected as compared to our 2011 review, primarily due to actual outcomes on reported claims. This favorable development was partially offset by higher estimates of ultimate losses in the 2008 underwriting year, driven by our revised expectations with regard to the expected outcomes on outstanding claims, based upon actuarial loss development and other information available since the prior review.

The 2011 net adverse development related to our DFP line of business, which provides coverage for private equity partnerships, hedge funds, investment managers and similar groups. In 2011, DFP recorded $104.2 million of adverse development, as well as $37.3 million of additional losses related to our increase in the ultimate loss ratio for accident year 2011. These reserve changes resulted primarily from revised assumptions with regards to the frequency and severity of claims in the 2008 – 2011 accident years, with the majority of the impact in the 2009 – 2011 accident years. Our expectation prior to our third quarter 2011 review was that the frequency and severity of claims after 2008 would be more consistent with our experience prior to the worldwide financial crisis in 2007 and 2008. However, our reserve review indicated that loss experience was emerging consistent with the financial crisis period, prompting our revised assumptions at that time. Our U.S. D&O and International D&O lines of business had favorable development of $32.2 million and $24.9 million, respectively, in 2011, which partially offset the adverse development from DFP. The favorable D&O development resulted from our scheduled reserve review, which indicated lower than expected actual experience in accident years prior to 2006, resulting in greater reliance on our historical loss patterns in the actuarial estimates for these more mature years.

The fluctuations in the expense ratio primarily related to profit commissions of $6.5 million in 2013, $5.1 million in 2012 and $13.5 million in 2011, recognized in conjunction with the favorable development in those years. The profit commissions, which offset the segment’s other expense, reduced the 2013, 2012 and 2011 expense ratio by 1.8, 1.3 and 3.3 percentage points, respectively. Excluding the impact of profit commissions, the 2013 expense ratio was higher than in 2012 and 2011 due to higher compensation expense and lower net earned premium in 2013.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	2013	2012	2011

Net earned premium	$883,515	$831,827	$758,270
Other revenue	4,932	4,918	4,684

Segment revenue	888,447	836,745	762,954

Loss and loss adjustment expense, net	630,210	601,076	552,292
Other expense	130,814	122,232	116,336

Segment expense	761,024	723,308	668,628

Segment pretax earnings	$127,423	$113,437	$94,326

Net loss ratio	71.3%	72.3%	72.8%
Expense ratio	14.7	14.6	15.2

Combined ratio	86.0%	86.9%	88.0%

Medical Stop-loss	$816,499	$776,965	$703,619
Other	67,016	54,862	54,651

Total net earned premium	$883,515	$831,827	$758,270

Medical Stop-loss	72.7%	73.7%	74.5%
Other	54.8	52.1	51.8

Total net loss ratio	71.3%	72.3%	72.8%

Medical Stop-loss	$817,943	$777,351	$703,814
Other	65,112	58,445	53,283

Total gross written premium	$883,055	$835,796	$757,097

Medical Stop-loss	$816,499	$776,965	$703,619
Other	64,869	58,043	52,920

Total net written premium	$881,368	$835,008	$756,539

The Accident & Health segment’s pretax earnings increased 12% in 2013 and 20% in 2012 due to growth in net earned premium and the impact of net favorable loss development in 2013 and 2012. Medical stop-loss premium increased due to writing new business and rate increases on renewal business. The segment results included net favorable loss development of $18.0 million in 2013, $10.5 million in 2012 and $1.3 million in 2011.

The majority of our stop-loss business provides annual coverage for groups of employees, and claims are reported and settled within 12 to 15 months for each reporting year. We generally conducted our annual review of reserves in the fourth quarter. However, in the third quarter of 2012, we exited two lines of business that had previously been reported in this segment. As a result, we conducted our 2012 reserve review in the third quarter. Our 2013 reserve review indicated lower than expected claims activity related to the 2012 and 2011 underwriting years. The 2012 development related to lower than expected claims activity related to the 2011 underwriting year.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	2013	2012	2011

Net earned premium	$194,286	$207,955	$210,535
Other revenue	1,468	843	1,247

Segment revenue	195,754	208,798	211,782

Loss and loss adjustment expense, net	24,143	38,535	52,206
Other expense	109,550	113,619	113,932

Segment expense	133,693	152,154	166,138

Segment pretax earnings	$62,061	$56,644	$45,644

Net loss ratio	12.4%	18.5%	24.8%
Expense ratio	56.0	54.4	53.8

Combined ratio	68.4%	72.9%	78.6%

Surety	$147,041	$158,711	$164,879
Credit	47,245	49,244	45,656

Total net earned premium	$194,286	$207,955	$210,535

Surety	11.8%	16.6%	20.6%
Credit	14.3	24.9	40.0

Total net loss ratio	12.4%	18.5%	24.8%

Surety	$165,505	$159,159	$169,237
Credit	63,425	62,309	57,075

Total gross written premium	$228,930	$221,468	$226,312

Surety	$147,517	$144,573	$158,116
Credit	51,604	51,331	50,743

Total net written premium	$199,121	$195,904	$208,859

Our U.S. Surety & Credit segment pretax earnings increased 10% in 2013 and 24% in 2012, due to the increased net favorable loss development in each year. Net earned premium for our surety line of business decreased in 2013 and 2012, primarily due to competition and economic conditions impacting the construction industry. Gross written premium increased in 2013 as market conditions began to improve.

The segment had net favorable loss development of $37.9 million in 2013, $25.4 million in 2012 and $11.3 million in 2011. Our annual reserve review, which we conducted in the fourth quarter, indicated that actual loss experience for the 2011 and prior underwriting years was significantly better in 2013 than the actuarial expectations in our 2012 review. As a result, we recognized favorable development of $20.6 million for surety and $17.3 million for credit. The 2012 development included $18.0 million for surety and $7.4 million for credit, and the 2011 development included $10.0 million for surety and $1.3 million for credit. The 2012 and 2011 development related to lower than expected loss experience in underwriting years prior to 2011 and 2010, respectively.

International Segment

The following tables summarize the operations of the International segment.

	2013	2012	2011

Net earned premium	$413,206	$412,853	$368,748
Other revenue	4,334	5,005	5,309

Segment revenue	417,540	417,858	374,057

Loss and loss adjustment expense, net	249,199	189,410	233,879
Other expense	158,869	146,807	136,750

Segment expense	408,068	336,217	370,629

Segment pretax earnings	$9,472	$81,641	$3,428

Net loss ratio	60.3%	45.9%	63.4%
Expense ratio	38.0	35.1	36.6

Combined ratio	98.3%	81.0%	100.0%

Energy	$79,637	$85,764	$66,512
Property Treaty	112,042	100,565	90,912
Liability	75,329	76,484	81,339
Surety & Credit	72,294	71,378	73,832
Other	73,904	78,662	56,153

Total net earned premium	$413,206	$412,853	$368,748

Energy	30.4%	27.1%	35.7%
Property Treaty	47.0	24.4	80.0
Liability	36.5	33.1	34.0
Surety & Credit	156.9	122.6	56.6
Other	42.6	36.6	121.0

Total net loss ratio	60.3%	45.9%	63.4%

Energy	$142,551	$136,070	$128,078
Property Treaty	139,056	138,065	128,767
Liability	82,380	75,466	89,519
Surety & Credit	90,584	84,288	84,683
Other	93,928	97,278	86,336

Total gross written premium	$548,499	$531,167	$517,383

Energy	$78,103	$88,834	$75,286
Property Treaty	111,334	105,442	98,370
Liability	77,097	69,546	81,855
Surety & Credit	77,857	74,977	78,418
Other	72,648	80,356	57,890

Total net written premium	$417,039	$419,155	$391,819

Our International segment pretax earnings decreased $72.2 million in 2013, compared to 2012, primarily due to the impact of higher catastrophe losses in 2013 and net adverse loss development in 2013, compared to net favorable development in 2012. Segment earnings increased $78.2 million in 2012, compared to 2011, due to lower catastrophe losses and increased net earned premium in 2012.

The segment’s increase in gross written, net written and net earned premium in 2013 and 2012 was driven by higher writings in the energy and property treaty lines of business. Net written and net earned premium were relatively flat in 2013, compared to 2012, due to additional reinsurance on our energy line. The increase in premium in 2012 related to higher writings in the energy, property treaty and property insurance lines of business, related to the favorable pricing environment for these products, as well as lower reinstatement premium related to catastrophic events in 2012.

The segment’s pretax earnings were impacted by net catastrophe losses, including reinstatement premium, for these major catastrophic events: 1) 2013 – European floods ($15.0 million) and German hail storms ($13.0 million); 2) 2012 – Superstorm Sandy ($23.9 million); and 3) 2011 – Japan earthquake and tsunami ($39.1 million), Hurricane Irene ($18.1 million), New Zealand earthquakes ($17.6 million), United States tornados ($12.3 million) and Denmark storms ($7.5 million). The remaining losses were small catastrophes that impacted our property treaty business. The following table summarizes the segment’s accident year catastrophe losses, as well as the impact on key metrics:

	2013	2012	2011

Gross losses	$54,639	$61,893	$168,100

Net losses, after reinsurance	$53,939	$41,063	$97,672
Reinstatement premium, net	(3,932)	401	14,008

Total net catastrophe losses	$50,007	$41,464	$111,680

Impact of net catastrophe losses (in percentage points) on:
Net loss ratio	12.6%	10.0%	27.8%
Expense ratio	(0.4)	-	1.4

Combined ratio	12.2%	10.0%	29.2%

The International segment recognized net adverse loss development of $43.8 million in 2013 and net favorable development of $10.1 million in 2012 and $13.8 million in 2011. The net (favorable) adverse loss development recognized by line of business was as follows:

	2013	2012	2011

Energy	$(10,089)	$(18,819)	$(14,091)
Property Treaty	(1,303)	(1,116)	739
Liability	(14,618)	(20,525)	(12,204)
Surety & Credit	69,947	43,266	11,416
Other	(132)	(12,890)	310

Total net (favorable) adverse loss development	$43,805	$(10,084)	$(13,830)

The totals in the above table include favorable development from prior years’ catastrophes of $6.0 million, $18.9 million and $7.6 million in 2013, 2012 and 2011, respectively, related primarily to these events: 1) 2013 – Superstorm Sandy; 2) 2012 – Hurricane Irene and the Japan earthquake and tsunami; and 3) 2011 – the 2005 hurricanes.

The lines of business in our International segment provide a variety of coverages, most of which are medium to long-tail lines with moderate timing for claims reporting and medium to high reserve volatility. This segment incurs most of our catastrophe losses. In energy, we insure complex, worldwide energy production facilities, oil rigs and offshore platforms that are subject to expensive business interruption claims and replacement costs. Catastrophe-related claims for energy projects may take several years to settle and can involve significant reserve volatility for coverage on both a primary and excess basis. The property and property treaty lines are short-tail with relatively fast claims reporting and lower reserve volatility.

We conducted our annual review of this segment’s reserves in the fourth quarter of 2012 and 2011. In 2013, we accelerated our review to the third quarter due to a growing actuarially-indicated redundancy in several lines of business and issues related to certain Spanish surety bonds.

The net adverse development in the surety & credit line of business in all three years was primarily related to our increase in reserves on a specific class of Spanish surety bonds, the majority of which were written prior to 2006. We recorded $12.8 million of net reserves in 2011 due to claims presented to us under these bonds. We recorded $48.9 million of additional net reserves in 2012 based on management’s evaluation of the claims and the likelihood that we would ultimately be required to pay the claims, based on information available at year-end 2012. In 2013, we revised the estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling published in September 2013 against an unaffiliated insurance company with respect to a surety bond similar to ours. This resulted in $70.3 million of net adverse development in 2013.

The favorable development in energy included the release of $3.0 million, $5.1 million and $5.1 million in 2013, 2012 and 2011, respectively, of reserves related to prior years’ catastrophes. The remaining 2013 development related to the 2008 – 2010 and 2012 accident years, and the remaining 2012 and 2011 development related to the 2010 and prior accident years, based on detailed review of our outstanding claims during each annual review. Our actual loss experience for energy and U.K. professional liability in 2013, 2012 and 2011 was better than our actuarial expectations in the current year reserve review compared to the prior year reserve review.

The net favorable development in liability included favorable development related to our U.K. professional liability product as follows: 1) 2013 – $16.1 million (for 2011 and prior accident years); 2) 2012 – $12.8 million (for 2010 and prior accident years); and 3) 2011 – $18.8 million (for 2010 and prior accident years). In addition, there was net (favorable) adverse development of $1.5 million in 2013, ($7.7) million in 2012 and $6.6 million in 2011, primarily related to other liability business written through our syndicate for accident years 2011 and prior. The U.K. professional liability actual loss experience in 2013, 2012 and 2011 was better than our actuarial expectations in the current year reserve review compared to the prior year reserve review.

The net favorable development of $12.9 million in 2012 in the Other category primarily related to reserve reductions related to the 2011 catastrophes in our property line of business.

The segment’s expense ratio increased in 2013 due to higher compensation and benefits expense, as well as higher technology costs related to implementation of new systems during the year.

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

The following tables summarize the results and certain key metrics of our Investing segment.

	2013	2012	2011

Fixed maturity securities	$212,841	$221,535	$212,022
Equity securities	14,537	3,959	-
Short-term investments	160	620	537
Other investments and deposits	668	2,856	4,486
Net realized investment gain	42,030	31,148	3,653
Other-than-temporary impairment credit losses	-	(1,028)	(4,679)
Investment expenses	(8,024)	(6,336)	(4,774)

Segment pretax earnings	$262,212	$252,754	$211,245

Fixed maturity securities:
Average yield *	3.6%	3.9%	3.9%
Average tax equivalent yield *	4.5%	4.7%	4.8%
Weighted-average life	8.2 years	8.2 years	7.6 years
Weighted-average duration	5.1 years	4.7 years	5.0 years
Weighted-average rating	AA	AA	AA

* Excluding realized and unrealized gains and losses.

In the past several years, the average yield on our fixed maturity securities has continued to decline due to persistently lower interest rates on new investments. We have addressed this issue by investing longer-term, especially in tax-exempt municipal bonds, in anticipation of a prolonged low interest rate environment and, since 2012, by investing in new classes of securities with attractive yields and low/no duration. These new classes of investments include bank loans (classified as corporate securities), collateralized loan obligations (classified as asset-backed securities) and global publicly-traded equity securities. At December 31, 2013, our investments included $144.7 million of bank loans, $88.0 million of collateralized loan obligations and $517.5 million of equity securities, compared to $132.8 million, none and $284.6 million, respectively, at December 31, 2012.

The weighted average duration of our fixed maturity securities portfolio increased from 4.7 years at December 31, 2012 to 5.1 years at December 31, 2013. The higher duration directly relates to increased prevailing interest rates and spreads, primarily in the second quarter of 2013, due to investor concerns that the U.S. Federal government would tighten its fiscal policies. In 2013, rates on 10-year U.S. Treasury notes rose 126 basis points to their highest level in two years. Duration dropped in 2012, primarily due to the impact of lower market interest rates, at that time, on our municipal securities with call options and structured securities with prepayment options.

These rising interest rates impacted the fair value of our fixed maturity securities portfolio at December 31, 2013, as described below. Conversely, the higher interest rates will result in higher anticipated yields as we invest our future cash flows.

The average tax equivalent yield of our fixed maturity securities portfolio was 4.5%, 4.7% and 4.8% in 2013, 2012 and 2011, respectively. These yields reflect general declines in market interest rates over the three years, partially offset by longer average duration of our new investments. Our general policy has been to hold our available for sale securities through periods of fluctuating interest rates. We sell securities and recognize realized gains and losses from these sales if we can reinvest the proceeds at a higher effective yield or if the security has credit-related issues.

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2013 and 2012. The methodologies used to determine the fair value of our investments are described in Note 3, “Fair Value Measurements” to the Consolidated Financial Statements.

	December 31, 2013		December 31, 2012
	Amount	%	Amount	%

Fixed maturity securities
U.S. government and government agency securities	$92,709	1%	$199,607	3%
Fixed income securities of states, municipalities and political subdivisions	986,486	15	1,065,811	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,265,195	34	2,200,331	32
Corporate securities	1,225,238	18	1,315,170	19
Residential mortgage-backed securities	618,119	9	664,887	10
Commercial mortgage-backed securities	504,888	7	524,289	8
Asset-backed securities	182,392	3	33,275	-
Foreign government securities	147,446	2	278,411	4
Equity securities	517,466	8	284,639	4
Short-term investments	178,753	3	363,053	5
Other investments	-	-	20,925	-

Total investments	$6,718,692	100%	$6,950,398	100%

Our total investments decreased $231.7 million in 2013, principally from a $282.6 million decrease in the pretax net unrealized gain and return of $121.7 million of collateral held for our U.S. surety business, partially offset by investment of newly generated cash flow. At December 31, 2013, the net unrealized gain on our investment portfolio was $154.1 million, compared to $436.7 million at December 31, 2012. The significant decline in the net unrealized gain was due to the rise in interest rates in 2013.

The ratings of our individual securities within our fixed maturity securities portfolio at December 31, 2013 were as follows:

			Amount	%

AAA			$867,971	15%
AA			3,442,355	57
A			1,259,517	21
BBB			303,050	5
BB and below			149,580	2

Total fixed maturity securities			$6,022,473	100%

The table below indicates the contractual or expected maturity distribution of our fixed maturity securities at December 31, 2013. In the table, we allocated the maturities of our mortgage-backed and asset-backed securities based on the expected future principal payments. The weighted-average life of our mortgage-backed and asset-backed securities is approximately 5.9 years based on expected future cash flows.

	Non-structured		Mortgage-backed and
	securities at		asset-backed securities
	amortized cost		at amortized cost		Total
	Amount	%	Amount	%	Amount	%

One year or less	$193,107	4%	$21,231	2%	$214,338	4%
One year to five years	1,056,510	23	406,190	31	1,462,700	25
Five years to ten years	1,425,759	31	839,699	64	2,265,458	38
Ten years to fifteen years	991,474	21	36,968	3	1,028,442	17
More than fifteen years	946,142	21	4,407	-	950,549	16

Total fixed maturity securities	$4,612,992	100%	$1,308,495	100%	$5,921,487	100%

At December 31, 2013, we held $2.3 billion of special purpose revenue bonds, as well as $986.5 million of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to as municipal bonds in the investment market. The overall rating of our municipal bonds was AA at December 31, 2013. Within our municipal bond portfolio, we held $404.4 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At December 31, 2013, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) education – 23%, 2) transportation – 23%, 3) water and sewer – 18% and 4) electric – 14%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at December 31, 2013. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At December 31, 2013, we held a commercial mortgage-backed securities portfolio with a fair value of $504.9 million, an average rating of AA+ and an average loan-to-value ratio of 61%. We owned no collateralized debt obligations (CDOs) and we are not counterparty to any credit default swap transactions.

Some of our fixed maturity securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occurs earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occurs later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time. In 2014, we expect approximately 7% of our fixed maturity securities portfolio to mature, call or prepay. Assuming prevailing interest rates remain constant throughout 2014, reinvestment of these funds will be at book yields and tax-equivalent yields that are approximately 70 basis points lower than the year-end 2013 yields for these securities.

At December 31, 2013, we held corporate securities issued by foreign corporations with an aggregate fair value of $497.0 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $147.4 million. The following table details our holdings of foreign debt at December 31, 2013.

	Corporate debt
	Financial institutions		Non-financial institutions		Sovereign debt and agencies
	Cost or		Cost or		Cost or		Total
	amortized	Fair	amortized	Fair	amortized	Fair	fair
Country	cost	value	cost	value	cost	value	value

United Kingdom	$76,505	$79,430	$86,163	$89,668	$18,922	$19,621	$188,719
The Netherlands	26,840	27,196	51,241	52,738	18,883	19,248	99,182
Germany	10,161	10,712	21,952	23,092	49,207	50,270	84,074
France	17,134	17,540	42,090	42,608	3,551	3,783	63,931
Canada	11,911	12,010	22,966	23,530	18,295	18,332	53,872
Sweden	22,136	23,214	7,919	8,157	4,191	4,122	35,493
Switzerland	26,992	28,398	-	-	-	-	28,398
Supranational (1)	-	-	-	-	23,417	23,970	23,970
Norway	5,440	5,584	15,460	15,542	806	809	21,935
Finland	2,583	2,549	3,069	3,013	7,294	7,291	12,853
Australia	-	-	8,354	8,657	-	-	8,657
Belgium	-	-	7,485	7,991	-	-	7,991
Other (2)	3,923	4,133	11,052	11,199	-	-	15,332

Total foreign debt	$203,625	$210,766	$277,751	$286,195	$144,566	$147,446	$644,407

(1)	Supranational represents investments in European Bank for Reconstruction and Development, European Investment Bank, Inter-American Development Bank, and International Bank for Reconstruction and Development.
(2)	Includes all countries whose total foreign debt is individually less than $5.0 million.

Corporate & Other

Our Corporate & Other category includes operations not related to our segments, including unallocated corporate operating expenses, consolidated interest expense, foreign currency expense (benefit) and underwriting results of our Exited Lines of business.

The following table summarizes activity in the Corporate & Other category.

	2013	2012	2011

Net earned premium	$12,931	$41,253	$45,391
Other revenue	459	86	(513)

Total revenue	13,390	41,339	44,878

Loss and loss adjustment expense, net	15,879	37,331	31,350
Other expense – Exited Lines	4,506	7,713	9,080
Other expense – Corporate	54,778	61,083	53,027
Interest expense	26,038	25,132	22,494
Foreign currency expense (benefit)	5,288	6,184	(1,087)

Total expense	106,489	137,443	114,864

Pretax loss	$(93,099)	$(96,104)	$(69,986)

Net earned premium declined in 2013 as we wrote less business related to our HMO and medical excess reinsurance products, which we exited in late 2012. Premium related to the other products included in Exited Lines was insignificant in all years. The majority of the loss and loss adjustment expense relates to the HMO and medical excess reinsurance products, which had higher losses in 2012 compared to 2011. The Exited Lines had net adverse loss development of $4.1 million in 2013 and net favorable development of $0.5 million and $7.3 million in 2012 and 2011, respectively. The Exited Lines incur operating costs primarily for claims personnel and facilities.

Our Corporate expenses not allocated to the segments decreased $6.3 million in 2013, compared to 2012, principally due to a $5.1 million indemnification benefit in 2013. We reduced our indemnification liability, which related to a 2001 subsidiary sale, due to favorable claims activity and successful subrogation recoveries. Our Corporate expenses not allocated to the segments increased $8.1 million in 2012, compared to 2011, principally due to higher employee compensation and benefit costs and incremental expense related to our new technology systems. Our interest expense increased year-over-year due to a higher amount of borrowings on our $600.0 million Revolving Loan Facility.

The impact of foreign currency expense fluctuated year-over-year principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This accounting mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) a $6.7 billion investment portfolio, most of which is held by our insurance companies, 3) our revolving loan and standby letter of credit facilities and 4) a $1.0 billion shelf registration. Our insurance companies have sufficient resources to pay potential claims. Based on historical payment patterns and claims history, as of year-end 2013 we project that our insurance companies will pay approximately $1.6 billion of claims and collect approximately $0.4 billion of reinsurance recoveries in 2014. In addition to expected cash flow from their 2014 operations, these companies had $6.0 billion of investments available to fund claims payments, if needed. Our sources of liquidity are discussed below.

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

The components of our net operating cash flows are summarized in the following table.

	2013	2012	2011

Net earnings	$407,197	$391,240	$255,243
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables	22,737	2,498	(68,810)
Change in unearned premium, net	16,168	4,082	41,377
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	(78,026)	75,389	133,471
Change in accounts payable and accrued liabilities	(120,859)	100,091	17,538
(Gain) loss on investments	(42,030)	(30,120)	1,026
Other, net	57,520	117,967	41,431

Cash provided by operating activities	$262,707	$661,147	$421,276

Our cash provided by operating activities was $262.7 million in 2013, compared to $661.1 million in 2012 and $421.3 million in 2011. The payment of claims related to the Spanish surety bonds in the fourth quarter of 2013 reduced our 2013 cash provided by operating activities by $139.1 million. In addition, cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, for which we record a liability within accounts payable and accrued liabilities. We refunded a net $121.7 million and $8.3 million of U.S. surety collateral in 2013 and 2011, respectively, compared to a net receipt of $96.6 million in 2012. The remaining reduction in our cash provided by operating activities in 2013 primarily related to higher income tax payments, compared to 2012, and the remaining increase in our cash provided by operating activities in 2012, compared to 2011, primarily related to additional premium collections.

The net effect of payment of claims and collection of recoverables related to the Spanish surety bonds is expected to continue to impact our cash provided by operating activities in 2014, although the amount and timing of such payments and receipts are not determinable at this time.

Investments

At December 31, 2013, we held a $6.7 billion investment portfolio, which included $178.8 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities to generate cash if needed. See the “Investing Segment” section above for additional information about our investment portfolio. The parent company holds $684.6 million of cash and investments at December 31, 2013, which are available to cover the holding company’s required cash disbursements in 2014.

Revolving Loan and Standby Letter of Credit Facilities

We maintain a $600.0 million Revolving Loan Facility (Facility), of which $239.1 million of available capacity remained at December 31, 2013. During the past three years, we used the Facility primarily to fund repurchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock in 2014. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Facility expires in April 2017, and the Standby Facility expires in December 2017. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional information related to the Facilities and our long-term indebtedness.

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

In 2013, 2012 and 2011, our domestic and foreign insurance companies paid HCC dividends of $317.5 million, $262.4 million and $248.2 million, respectively. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $350.8 million in dividends in 2014 without obtaining special permission from U.S. state regulatory authorities.

Share Purchases

In August 2012, the Board approved a $300.0 million stock purchase plan (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion.

During 2013, we purchased 1.1 million shares of our common stock in the open market for a total cost of $42.2 million and a weighted-average cost of $40.02 per share under the Plan. Since our repurchase program began in 2008, we have purchased 25.2 million shares for $728.4 million, or $28.86 per share, through December 31, 2013. At February 14, 2014, $185.7 million of repurchase authority remains under the Plan.

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

Claims Payments

We maintain sufficient liquidity from our current cash, short-term investments and investment maturities, in combination with future operating cash flow, to pay anticipated policyholder claims on their expected payment dates. Each of our insurance companies pays its own claims using its own operating cash flows, cash, short-term investments or investment maturities.

The average duration of claims in many of our lines of business is relatively short. However, we write D&O, E&O and casualty insurance, all of which have a longer claims duration than our other products. We consider these different claims payment patterns in determining the duration of our investment portfolio. The weighted-average duration of all claims was approximately 2.1 years, 2.2 years and 2.5 years in 2013, 2012 and 2011, respectively. The weighted-average duration of our fixed maturity securities was 5.1 years, 4.7 years and 5.0 years in 2013, 2012 and 2011, respectively. The longer duration of our fixed maturity securities reflects the effects of the investment of our capital.

Contractual Obligations

The following table summarizes our total contractual cash payment obligations by estimated payment date at December 31, 2013.

		Estimated payment dates
	Total	2014	2015-2016	2017-2018	Thereafter

Gross loss and loss adjustment expense payable (1):
U.S. Property & Casualty	$665,871	$303,480	$247,280	$78,731	$36,380
Professional Liability	1,789,113	490,144	706,379	357,143	235,447
Accident & Health	258,102	258,030	72	-	-
U.S. Surety & Credit	112,916	74,099	33,189	3,317	2,311
International	853,711	412,977	308,687	72,358	59,689
Exited Lines	222,419	79,379	51,321	24,935	66,784

Total gross loss and loss adjustment expense payable	3,902,132	1,618,109	1,346,928	536,484	400,611
Life and annuity policy benefits	56,491	1,716	3,275	3,076	48,424
6.30% Senior Notes (2)	413,400	18,900	37,800	37,800	318,900
$600.0 million Revolving Loan Facility (3)	372,897	5,394	10,789	356,714	-
Operating leases	44,048	12,558	20,427	10,401	662
Earnout liabilities (4)	22,835	2,533	11,190	-	9,112
Indemnification (5)	1,937	285	893	644	115
Purchase obligations (6)	7,715	4,780	2,935	-	-

Total obligations	$4,821,455	$1,664,275	$1,434,237	$945,119	$777,824

In preparing the contractual obligations table, we made the following estimates and assumptions:

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next by line of business will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	The 6.30% Senior Notes are due in 2019. We pay interest semi-annually on May 15 and November 15, which is included in the above table.

(3)	The $600.0 million Revolving Loan Facility expires in April 2017. In the above table, the outstanding borrowings of $355.0 million at December 31, 2013 are shown in 2017 with the annual interest of LIBOR plus 125 basis points on the outstanding balance and the annual commitment fee of 15 basis points on the unused balance shown in each applicable year.

(4)	See Note 14, “Related Party Transactions” to the Consolidated Financial Statements for information related to our earnout liabilities.

(5)	See Note 13, “Commitments and Contingencies — Indemnifications” to the Consolidated Financial Statements for information related to our indemnification.

(6)	Purchase obligations primarily relate to agreements with vendors to purchase maintenance and administrative services for our technology systems and to license software.

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

Our actuaries monitor the adequacy and reasonableness of our recorded reserves for over 100 specialty insurance products by accident year or underwriting year, as applicable. The table on page 60 details the characteristics for our major products in each segment. Although the duration (the time period between the occurrence of a loss and the settlement of a claim) is either short-term or medium-term for the majority of these products, approximately 50% of our total gross reserves at December 31, 2013 related to long-tail products in our U.S. Property & Casualty, Professional Liability and International segments and our Exited Lines. These long-tail products include primary and excess casualty, directors’ and officers’ liability, large account E&O liability, International accident and health, and assumed accident and health reinsurance business that we no longer write. We write many of these contracts as excess insurance, where losses in lower layers must develop first before our excess coverage attaches. Significant periods of time, ranging up to several years or more, may elapse between occurrence of the loss, reporting of the loss to us, and settlement of the claim. In addition, many of these claims are susceptible to litigation and can be affected by escalating legal defense costs, contract interpretations and the changing economic and legal environment. As a result, our long-tail products are subject to greater levels of reserve volatility, creating favorable or adverse loss development over a longer period of time.

Our actuaries perform a comprehensive review of loss reserves for each major product at least once each year. The reviews take into consideration the variety of trends that impact the ultimate settlement of claims for each product type. These reviews generally follow a pre-set schedule, which covers the product lines in each segment, as follows: 1) second quarter – Exited Lines, 2) third quarter – U.S. Property & Casualty and Professional Liability, and 3) fourth quarter – Accident & Health, U.S. Surety & Credit, and International. Management determines if additional or earlier comprehensive reviews are warranted based on significant unusual issues identified during the year. In addition to these comprehensive reviews, each quarter the actuaries review the emergence of paid and reported losses relative to expectations (established during the annual reviews) for all product lines and, if considered necessary, perform a more detailed review of the particular reserves.

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

Our actuaries calculate an actuarial point estimate, as well as a high and low end of the actuarial range, for the products that they review. The actuarial point estimates represent our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While standard actuarial techniques are utilized in making these actuarial point estimates, these techniques require a high degree of judgment, and changing conditions can cause fluctuations in the reserve estimates. From an actuarial perspective, a point estimate is considered the most likely amount to be paid. However, there is inherent uncertainty in the point estimate because it is only one value in a distribution of possible reserve estimates. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the net reserves. There is still a possibility of ultimately paying an amount below the range or above the range. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimates.

Management evaluates the adequacy of our recorded consolidated reserves at each reporting period and approves increases or decreases in reserves, as considered necessary, based on a consideration of all material facts and circumstances known at that time. The Reserve Review Committee (which includes our Chief Executive Officer, President, Chief Financial Officer, executive management, chief actuary, segment management, and key actuarial, claims and accounting personnel) meets each quarter to review our actuaries’ comprehensive review of loss reserves and assessment of the emergence of paid and reported losses relative to expectations. The Reserve Review Committee discusses factors impacting the reserves in that quarter, including the most recent actuarial point and range estimates for each insurance segment, to monitor the adequacy and reasonableness of the recorded reserves. If the recorded reserves vary significantly from the actuarial point estimate, management discusses the reasons for the variances. As a result of discussions during this meeting, as well as any additional meetings, the Reserve Review Committee determines whether any recorded reserves should be increased or decreased during the quarter to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered during the meetings, including the actuarial point estimates. Historically, our consolidated net reserves at each quarter-end, which reflect management’s best estimate of unpaid losses and loss adjustment expenses, have been above the total actuarial point estimate and within the actuarial range.

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

The following table shows our recorded net reserves by segment, as well as the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries, as of December 31, 2013.

	Recorded	Actuarial	Low end of	High end of
	net reserves	point estimate	actuarial range	actuarial range

Total net reserves	$2,779,401	$2,670,008	$2,483,921	$2,941,821

U.S. Property & Casualty	$447,463	$438,513	$398,524	$496,371
Professional Liability	1,235,438	1,173,001	997,051	1,407,601
Accident & Health	258,101	258,045	231,841	285,637
U.S. Surety & Credit	99,509	88,682	80,240	101,558
International	556,261	524,231	497,167	601,288
Exited Lines	182,629	187,536	166,277	230,641

Total net reserves	$2,779,401

The excess of the total recorded net reserves over the actuarial point estimate was 3.9% of recorded net reserves at December 31, 2013, compared to 5.3% at December 31, 2012. The percentage will vary each year, in total and by segment, depending upon current economic events, the nature of the underlying products and their potential volatility, severity of claims reported in the current year, historical development patterns and management’s judgment about these factors.

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

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Assumed reinsurance represented 12% and 13% of our gross written premium in 2013 and 2012, and 13% of our gross reserves ($503.3 million of $3.9 billion) at December 31, 2013 compared to 14% at December 31, 2012. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium.

The property treaty reinsurance business written in our International segment covers catastrophic risks worldwide. Our internal staff underwrites the business, which is placed by major brokers. Given the nature and size of these large losses, the brokers report these claims to us quickly. We establish loss reserves ($116.3 million at December 31, 2013) for this assumed reinsurance using a combination of our internal models, external sources that independently model catastrophic losses, and estimates provided by our insureds.

We assume facultative reinsurance business in our U.S. Property & Casualty, Professional Liability and International segments. This business includes reinsurance of a company’s captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. We establish loss reserves ($224.4 million at December 31, 2013) for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable direct business. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business.

We have reserves ($19.3 million at December 31, 2013) for a run-off assumed quota share surplus lines business, which we wrote from 2003 – 2008 in our U.S. Property & Casualty segment. Case reserves are reported directly to us by the cedant. We establish IBNR reserves based on our estimates using the same methods and assumptions we would use to set reserves for comparable direct business. We have not had any disputes with the cedant.

Our Exited Lines include reserves for run-off assumed accident and health reinsurance business ($135.7 million at December 31, 2013), which is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take more than twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. This business is subject to late reporting of claims by cedants and state guaranty associations. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ operations to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with cedants related to claims or coverage issues are negotiated to resolution or settled through arbitration. We have commuted a portion of these reserves over the past ten years to reduce our exposure to adverse development. Based on the higher risk of the underlying insurance product and the potential for late reported claims, management believes there may be greater volatility in loss development for this product than for our other product lines.

We administer the claims for medical excess products included in our Exited Lines. This business was written as excess reinsurance of HMOs, hospitals and other insurance companies. We establish loss reserves ($6.4 million at December 31, 2013) using the same methods and assumptions we would use to set reserves for comparable direct business. Disputes, if any, are administered in the normal course of business.

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

The following tables show the composition of our gross, ceded and net reserves by segment at December 31, 2013 and 2012.

				% net
				IBNR to
				net total
December 31, 2013	Gross	Ceded	Net	reserves

Case reserves:
U.S. Property & Casualty	$278,414	$88,712	$189,702
Professional Liability	794,080	226,938	567,142
Accident & Health	206,435	28	206,407
U.S. Surety & Credit	26,508	6,735	19,773
International	368,779	102,120	266,659
Exited Lines	157,525	34,601	122,924

Total case reserves	1,831,741	459,134	1,372,607

IBNR reserves:
U.S. Property & Casualty	387,457	129,696	257,761	58%
Professional Liability	995,033	326,737	668,296	54
Accident & Health	51,667	(27)	51,694	20
U.S. Surety & Credit	86,408	6,672	79,736	80
International	484,932	195,330	289,602	52
Exited Lines	64,894	5,189	59,705	33

Total IBNR reserves	2,070,391	663,597	1,406,794	51%

Total loss and loss adjustment expense payable	$3,902,132	$1,122,731	$2,779,401

December 31, 2012

Case reserves:
U.S. Property & Casualty	$324,064	$106,963	$217,101
Professional Liability	666,113	191,572	474,541
Accident & Health	184,693	58	184,635
U.S. Surety & Credit	25,226	5,247	19,979
International	377,483	132,416	245,067
Exited Lines	178,826	42,769	136,057

Total case reserves	1,756,405	479,025	1,277,380

IBNR reserves:
U.S. Property & Casualty	344,760	101,434	243,326	53%
Professional Liability	1,088,711	326,796	761,915	62
Accident & Health	57,907	35	57,872	24
U.S. Surety & Credit	84,564	7,380	77,184	79
International	357,296	98,527	258,769	51
Exited Lines	78,207	4,850	73,357	35

Total IBNR reserves	2,011,445	539,022	1,472,423	54%

Total loss and loss adjustment expense payable	$3,767,850	$1,018,047	$2,749,803

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

We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, most of which are greater than or equal to a 200% loss ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and on the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to our net underwriting results. Our reinsurance generally does not cover war or terrorism risks.

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

Our reinsurance recoverables represented 35% and 30% of our shareholders’ equity at December 31, 2013 and 2012, respectively. A high percentage of our reinsurance recoverables relates to our D&O business, where it takes longer for claims reserves to result in paid claims. The increase at year-end 2013 related to recoverables for the Spanish surety bonds. We paid $139.1 million of claims related to these bonds in the fourth quarter, of which approximately 60% was reinsured and in process of collection as of December 31, 2013.

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our Reinsurance Security Policy Committee carefully monitors the credit quality of our reinsurers when we place new and renewal reinsurance, as well as on an ongoing basis. The Reinsurance Security Policy Committee considers each current or potential reinsurer’s surplus or capacity level, financial strength ratings, operational criteria and other relevant information.

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible credit loss. We monitor reinsurance recoverables to ensure diversification of credit risk by reinsurer. We limit our liquidity exposure for uncollected recoverables by holding funds in trust, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We constantly monitor the collectability of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

We maintain a reserve for potential collectability issues, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end based on recoverable balances that are past due or in dispute. The reserve was $1.5 million at both December 31, 2013 and 2012. While we believe the year-end reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability, taking in consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset. Although realization is not assured, we believe that, as of December 31, 2013, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

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

In 2013, we considered three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilized the income and market valuation approaches and based our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimated the present value of each reporting unit’s expected cash flows to determine the fair value. We utilized estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determined fair value of each reporting unit based on market participant data, and used those results to test the reasonableness and validity of the income approach results. Based on our 2013 impairment test, the fair value of each of our reporting units as of June 30, 2013 exceeded its carrying amount. In addition, we had no indicators of impairment at December 31, 2013.

In years where we assess goodwill for impairment by electing to perform a qualitative assessment of our reporting units to determine whether further impairment testing would be necessary, we consider general economic conditions, industry and market conditions, our financial performance, key events and circumstances that could affect fair value using the income and market approaches, and additional factors such as significant changes in reporting unit management and regulatory factors. Based on that assessment, we would make a determination if it is more likely than not that the fair value of each of our reporting units exceeded its carrying amount.

We will conduct our next annual goodwill impairment test as of June 30, 2014, unless other events occur that indicate there is an impairment in our goodwill prior to that date.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed maturity securities and variable rate debt, price risk on equity securities and foreign currency exchange rate risk.

Interest Rate Risk

Substantially all of our insurance policies are short-duration contracts. To manage the exposures of our investment risks, we generally invest in investment grade securities with duration and liquidity characteristics that reflect the short-term nature of our insurance liabilities. We have not used derivatives to manage any of our investment-related market risks. The value of our portfolio of fixed maturity securities is inversely correlated to changes in the market interest rates. Some of our fixed maturity securities have call or prepayment options, which could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate prepayment risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature, call or prepay at any point in time. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities and on equity securities that have no maturity date.

The fair value of our fixed maturity securities was $6.0 billion at December 31, 2013, compared to $6.3 billion at December 31, 2012. If market interest rates were to change 100 basis points, the fair value of our fixed maturity securities would have changed approximately $307.0 million at December 31, 2013. This compares to a change in fair value of approximately $295.0 million at December 31, 2012 for the same 100 basis points change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our 6.30% Senior Notes are not subject to interest rate changes. Our $600.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2013, we had outstanding borrowings of $355.0 million under the Facility. If average interest rates increased 100 basis points during 2014, as compared to 2013, our projected 2014 interest expense would increase approximately $3.6 million. If average interest rates had increased 100 basis points during 2013, as compared to 2012, our 2013 interest expense would have increased approximately $2.9 million.

Price Risk on Equity Securities

Our portfolio of marketable equity securities is subject to price risk due to market changes. The fair value of our equity securities was $517.5 million at December 31, 2013, compared to $305.6 million at December 31, 2012. If the market price of our equity securities had changed 10%, the fair value of our equity portfolio would have changed approximately $51.7 million at December 31, 2013 and approximately $30.6 million at December 31, 2012.

Foreign Exchange Risk

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. The table below (in thousands) shows the net assets of these subsidiaries grouped by functional currency and converted to U.S. dollars at December 31, 2013 and 2012. It also shows the expected dollar change in net assets that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2013		2012
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value
Euro	$74,044	$7,404	$104,762	$10,476
British pound sterling	37,337	3,734	22,934	2,293

In 2012, we entered into a forward contract to sell 45.0 million Euros ($59.5 million at December 31, 2012 rate of exchange) for U.S. dollars in September 2013 as a hedge of a portion of our net investment in a subsidiary that has the Euro as its functional currency. No forward contract remained at December 31, 2013. The fair value of the forward contract was a $3.2 million liability at December 31, 2012. A 10% increase (decrease) in the value of the Euro relative to the U.S. dollar would have resulted in a $5.9 million decrease (increase) in the fair value of the forward contract at December 31, 2012.

The table below (in thousands) shows, for subsidiaries with a U.S. dollar functional currency, the net amount of significant foreign currency balances converted to U.S. dollars at December 31, 2013 and 2012, most of which relate to our available for sale equity securities. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2013		2012
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value

British pound sterling	$114,530	$11,453	$74,121	$7,412
Euro	87,581	8,758	44,102	4,410
Swiss franc	45,886	4,589	24,874	2,487
Canadian dollar	31,021	3,102	15,760	1,576
Japanese yen	27,886	2,789	3,465	347

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013 using criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of December 31, 2013.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013 based on criteria established in the Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2013 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information regarding our Directors, Executive Officers and Corporate Governance required by this Item 10 is incorporated by reference to the sections “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

Item 11.   Executive Compensation

The information regarding Executive Compensation required by this Item 11 is incorporated by reference to the sections “2013 Director Compensation Table,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013, with respect to compensation plans under which our equity securities are authorized for issuance. All such plans were approved by our shareholders.

		Weighted-	Number of securities
		average	remaining available
	Number of securities	exercise price of	for future issuance
	to be issued upon	outstanding	under equity
	exercise of	options,	compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	1,427,546	$29.50	3,209,643

*	The total in column (a) includes 134,596 restricted stock units issued under our equity incentive plan. These restricted stock units are not included in the calculation of weighted-average exercise price in column (b).

The other information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 is incorporated by reference to the section “Stock Ownership Information” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions, and Director Independence required by this Item 13 is incorporated by reference to the section “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

Item 14.   Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services required by this Item 14 is incorporated by reference to the sections “Corporate Governance” and “Proposal 3 – Ratification of Our Independent Registered Public Accounting Firm for 2014” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2013.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a) Financial Statement Schedules

The financial statements and supplementary financial information listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

(b) Exhibits

The exhibits listed in the accompanying Index to Exhibits on page 71 are filed as part of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC INSURANCE HOLDINGS, INC. (Registrant)

Dated: February 28, 2014	By:	/s/ Christopher J.B. Williams
(Christopher J.B. Williams)
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER J.B. WILLIAMS	Director, Chief Executive Officer	February 28, 2014

(Christopher J.B. Williams)	(Principal Executive Officer)

/s/ EMMANUEL T. BALLASES*	Director	February 28, 2014

(Emmanuel T. Ballases)

/s/ JUDY C. BOZEMAN*	Director	February 28, 2014

(Judy C. Bozeman)

/s/ FRANK J. BRAMANTI*	Director	February 28, 2014

(Frank J. Bramanti)

/s/ WALTER M. DUER*	Director	February 28, 2014

(Walter M. Duer)

/s/ JAMES C. FLAGG, PH.D.*	Director	February 28, 2014

(James C. Flagg, Ph.D.)

/s/ THOMAS M. HAMILTON*	Director	February 28, 2014

(Thomas M. Hamilton)

/s/ LESLIE S. HEISZ*	Director	February 28, 2014

(Leslie S. Heisz)

/s/ BRAD T. IRICK	Executive Vice President	February 28, 2014

(Brad T. Irick)	and Chief Financial Officer

/s/ JOHN N. MOLBECK, JR.*	Director	February 28, 2014

(John N. Molbeck, Jr.)

/s/ HANS D. ROHLF*	Director	February 28, 2014

(Hans D. Rohlf)

/s/ ROBERT A. ROSHOLT*	Director and Chairman of the Board	February 28, 2014

(Robert A. Rosholt)

/s/ J. MIKESELL THOMAS*	Director	February 28, 2014

(J. Mikesell Thomas)

/s/ PAMELA J. PENNY	Executive Vice President	February 28, 2014

(Pamela J. Penny)	and Chief Accounting Officer

*By:	/s/ PAMELA J. PENNY
Pamela J. Penny Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number

3.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).
3.2	—	Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).
4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Registration No. 33-48737) filed on October 27, 1992).
4.2	—	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on
Form 8-K filed on August 24, 2001).
4.3	—	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).
10.1	—	Loan Agreement, dated March 8, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on 8-K filed on March 8, 2011).
10.2	—	First Amendment to Loan Agreement, dated September 22, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2011).
10.3	—	Second Amendment to Loan Agreement, dated April 26, 2013, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 30, 2013).
10.4	—	Amended and Restatement Agreement, dated November 25, 2013, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 29, 2013).
10.5	—	Restated $90,000,000 Standby Letter of Credit Facility, dated November 25, 2013, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 29, 2013).
10.6	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 33-152897) filed on August 8, 2008).*
10.7	—	HCC Insurance Holdings, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-190484) filed on August 8, 2013).*
10.8	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.9	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.10	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 7, 2008).*

Exhibit Number

10.11	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (service shares) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on March 1, 2010).*
10.12	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (performance shares) (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 1, 2010).*
10.13	—	Form of Restricted Stock Award Agreement (U.S.) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 1, 2010).*
10.14	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2010).*
10.15	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (budget performance shares) (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 3, 2012).*
10.16	—	Form of Time-Vesting Restricted Stock Award Agreement (executive officers) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013).*
10.17	—	Form of Performance-Vesting Restricted Stock Award Agreement (executive officers) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013).*
10.18	—	Employment Agreement, effective May 1, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 2, 2011).*
10.19	—	Amendment to Employment Agreement, dated May 15, 2012, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012).*
10.20	—	Employment Agreement, effective May 10, 2010, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 6, 2010).*
10.21	—	First Amendment to Employment Agreement, effective January 1, 2012, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on February 29, 2012).*
10.22	—	Employment Agreement, dated March 21, 2012, between William N. Burke and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed March 26, 2012).*
10.23	—	Service Agreement, effective January 1, 2006, between Barry J. Cook and HCC Service Company Limited (UK) Branch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2007).*
10.24	—	Renewal Letter, dated March 30, 2012, between Barry J. Cook and HCC Service Company, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 4, 2012).*
10.25	—	Employment Agreement, effective March 1, 2007, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 10, 2007).*
10.26	—	First Amendment to Employment Agreement, effective September 1, 2009, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2009).*
10.27	—	Second Amendment to Employment Agreement, dated March 30, 2012, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2012).*
10.28	—	Employment Agreement, effective June 1, 2007 between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 10, 2007).*

Exhibit Number

10.29		—	First Amendment to Employment Agreement, effective December 19, 2008, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 22, 2008).*
10.30		—	Second Amendment to Employment Agreement, effective December 1, 2010, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2010).*
10.31	†	—	Third Amendment to Employment Agreement, effective May 22, 2013, between Michael J. Schell and HCC Insurance Holdings, Inc.*
10.32		—	Relocation Policy and Reimbursement Agreement, dated April 27, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 2, 2011).*
10.33		—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Christopher J.B. Williams,
effective May 1, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 2, 2011).*
10.34		—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 28, 2011).*
10.35		—	Form of Indemnification Agreement between HCC Insurance Holdings, Inc. and recipient (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on February 28, 2011).*
12	†	—	Statement Regarding Computation of Ratios.
21	†	—	Subsidiaries of HCC Insurance Holdings, Inc.
23	†	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 28, 2014.
24	†	—	Powers of Attorney.
31.1	†	—	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	—	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	†	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

† Filed herewith.
* Management contract or compensatory plan.

Schedules other than those listed above have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements and related Notes or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework 1992 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 28, 2014

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2013	2012

ASSETS
Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2013 – $5,921,487 and 2012 – $5,856,432)	$6,022,473	$6,281,781
Equity securities – available for sale, at fair value (cost: 2013 – $464,388 and 2012 – $275,827)	517,466	284,639
Short-term investments, at cost (approximates fair value)	178,753	363,053
Other investments, at fair value (cost: 2012 – $18,391)	-	20,925

Total investments	6,718,692	6,950,398

Cash	58,301	71,390
Restricted cash and securities	125,777	101,480
Premium, claims and other receivables	580,107	549,725
Reinsurance recoverables	1,277,257	1,071,222
Ceded unearned premium	305,438	256,988
Ceded life and annuity benefits	56,491	58,641
Deferred policy acquisition costs	201,698	191,960
Goodwill	895,200	885,860
Other assets	125,559	130,143

Total assets	$10,344,520	$10,267,807

LIABILITIES

Loss and loss adjustment expense payable	$3,902,132	$3,767,850
Life and annuity policy benefits	56,491	58,641
Reinsurance, premium and claims payable	332,985	294,621
Unearned premium	1,134,849	1,069,956
Deferred ceding commissions	89,528	74,609
Notes payable	654,098	583,944
Accounts payable and accrued liabilities	500,007	875,574

Total liabilities	6,670,090	6,725,195

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2013 – 125,577 and 2012 – 125,114; outstanding: 2013 – 100,336 and 2012 – 100,928)	125,577	125,114
Additional paid-in capital	1,073,105	1,052,253
Retained earnings	3,085,501	2,756,166
Accumulated other comprehensive income	118,651	295,271
Treasury stock, at cost (shares: 2013 – 25,241 and 2012 – 24,186)	(728,404)	(686,192)

Total shareholders’ equity	3,674,430	3,542,612

Total liabilities and shareholders’ equity	$10,344,520	$10,267,807

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2013	2012	2011

REVENUE

Net earned premium	$2,239,240	$2,242,625	$2,127,170
Net investment income	220,182	222,634	212,271
Other operating income	35,452	30,448	35,590
Net realized investment gain	42,030	31,148	3,653
Other-than-temporary impairment credit losses	-	(1,028)	(4,679)

Total revenue	2,536,904	2,525,827	2,374,005

EXPENSE

Loss and loss adjustment expense, net	1,290,050	1,305,511	1,399,247
Policy acquisition costs, net	279,439	281,201	266,125
Other operating expense	368,495	359,060	330,557
Interest expense	26,210	25,628	23,070

Total expense	1,964,194	1,971,400	2,018,999

Earnings before income tax expense	572,710	554,427	355,006
Income tax expense	165,513	163,187	99,763

Net earnings	$407,197	$391,240	$255,243

Earnings per common share

Basic	$4.05	$3.84	$2.31

Diluted	$4.04	$3.83	$2.30

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2013	2012	2011

Net earnings	$407,197	$391,240	$255,243

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during year	(240,601)	135,746	195,395
Income tax charge (benefit)	(85,377)	46,779	65,618

Investment gains (losses), net of tax	(155,224)	88,967	129,777

Less reclassification adjustments for:
Gains (losses) included in net earnings	42,030	30,120	(1,022)
Income tax charge (benefit)	14,711	10,542	(358)

Gains (losses) included in net earnings, net of tax	27,319	19,578	(664)

Net unrealized investment gains (losses)	(182,543)	69,389	130,441

Foreign currency translation adjustment	6,078	(2,720)	(1,740)
Income tax charge (benefit)	155	(943)	(1,772)

Foreign currency translation adjustment, net of tax	5,923	(1,777)	32

Other comprehensive income (loss)	(176,620)	67,612	130,473

Comprehensive income	$230,577	$458,852	$385,716

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2013, 2012 and 2011

(in thousands, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2010	$120,942	$954,332	$2,239,863	$97,186	$(133,923)	$3,278,400

Net earnings	-	-	255,243	-	-	255,243
Other comprehensive income	-	-	-	130,473	-	130,473
Issuance of 1,458 shares for exercise of options, including tax effect	1,458	34,586	-	-	-	36,044
Purchase of 12,645 common shares	-	-	-	-	(373,600)	(373,600)
Stock-based compensation	320	12,390	-	-	-	12,710
Cash dividends declared, $0.60 per share	-	-	(65,288)	-	-	(65,288)

Balance at December 31, 2011	122,720	1,001,308	2,429,818	227,659	(507,523)	3,273,982

Net earnings	-	-	391,240	-	-	391,240
Other comprehensive income	-	-	-	67,612	-	67,612
Issuance of 2,079 shares for exercise of options, including tax effect	2,079	57,759	-	-	-	59,838
Purchase of 5,567 common shares	-	-	-	-	(178,669)	(178,669)
Stock-based compensation	315	7,587	-	-	-	7,902
Cash dividends declared, $0.64 per share	-	-	(64,892)	-	-	(64,892)
Other	-	(14,401)	-	-	-	(14,401)

Balance at December 31, 2012	125,114	1,052,253	2,756,166	295,271	(686,192)	3,542,612

Net earnings	-	-	407,197	-	-	407,197
Other comprehensive loss	-	-	-	(176,620)	-	(176,620)
Issuance of 381 shares for exercise of options, including tax effect	381	12,527	-	-	-	12,908
Purchase of 1,055 common shares	-	-	-	-	(42,212)	(42,212)
Stock-based compensation	82	8,325	-	-	-	8,407
Cash dividends declared, $0.78 per share	-	-	(77,862)	-	-	(77,862)

Balance at December 31, 2013	$125,577	$1,073,105	$3,085,501	$118,651	$(728,404)	$3,674,430

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011

Operating activities
Net earnings	$407,197	$391,240	$255,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(16,584)	61,675	(81,578)
Change in reinsurance recoverables	(193,906)	(6,812)	(47,892)
Change in ceded unearned premium	(48,284)	(34,580)	55,741
Change in loss and loss adjustment expense payable	115,880	82,201	181,363
Change in unearned premium	64,452	38,662	(14,364)
Change in reinsurance, premium and claims payable	39,321	(59,177)	12,768
Change in accounts payable and accrued liabilities	(120,859)	100,091	17,538
Stock-based compensation expense	15,531	12,088	13,000
Depreciation and amortization expense	18,289	19,476	18,619
(Gain) loss on investments	(42,030)	(30,120)	1,026
Other, net	23,700	86,403	9,812

Cash provided by operating activities	262,707	661,147	421,276

Investing activities
Sales of available for sale fixed maturity securities	492,891	639,834	448,766
Sales of equity securities	146,624	14,117	-
Sales of other investments	23,719	21,736	347
Maturity or call of available for sale fixed maturity securities	627,041	697,404	573,958
Maturity or call of held to maturity fixed maturity securities	-	28,527	29,102
Cost of available for sale fixed maturity securities acquired	(1,346,498)	(1,489,235)	(1,550,587)
Cost of equity securities acquired	(345,129)	(262,528)	-
Cost of other investments acquired	-	-	(33,060)
Change in short-term investments	181,972	(207,403)	355,468
Payments for purchase of businesses, net of cash received	(8,328)	(46,627)	(1,892)
Other, net	(7,346)	(14,728)	(19,093)

Cash used by investing activities	(235,054)	(618,903)	(196,991)

Financing activities
Advances on line of credit	180,000	185,000	305,000
Payments on line of credit	(110,000)	(80,000)	(125,000)
Sale of common stock	12,908	59,838	36,044
Purchase of common stock	(47,869)	(173,028)	(373,584)
Dividends paid	(71,967)	(64,345)	(65,822)
Other, net	(3,814)	(2,869)	5,770

Cash used by financing activities	(40,742)	(75,404)	(217,592)

Net increase (decrease) in cash	(13,089)	(33,160)	6,693
Cash at beginning of year	71,390	104,550	97,857

Cash at end of year	$58,301	$71,390	$104,550

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

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company, American Contractors Indemnity Company and United States Surety Company. These companies operate throughout the United States. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which operates on a surplus lines basis in the United States and also insures international risks. Our foreign insurance companies are HCC International Insurance Company PLC; Houston Casualty Company Europe, Seguros y Reaseguros, S.A.; HCC Reinsurance Company Limited and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom and Spain. We also participate in Syndicate 4141, a Lloyd’s of London syndicate that we manage.

Our agencies underwrite insurance products and provide claims management services, primarily for our insurance companies. Our principal agencies operating in the United States are HCC Global Financial Products, HCC Specialty, HCC Medical Insurance Services, LLC, HCC Indemnity Guaranty Agency and G.B. Kenrick & Associates. Our principal foreign agencies are HCC Global Financial Products, with operations in the United Kingdom and Spain and HCC Underwriting Agency, Ltd. (UK), which manages our syndicate and operates in the United Kingdom.

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

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions

Substantially all of the property and casualty, surety, and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance protection in the period. For the majority of our insurance policies, we recognize premium, net of reinsurance, on a pro rata basis over the term of the related contract. For certain disability policies, directors’ and officers’ liability tail policies, surety bonds and construction contracts, we recognize premium, net of reinsurance, over the period of risk in proportion to the amount of insurance protection provided. Unearned premium represents the portion of premium written that relates to the unexpired period of protection. Premium for commercial title insurance and group life policies is recognized in earnings when the premium is due. When the limit under a specific excess of loss reinsurance layer has been exhausted, we effectively expense the remaining premium for that limit and defer and amortize the reinstatement premium over the remaining period of risk.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables, primarily related to premiums receivable, on a current basis and generally cancel insurance coverage if the premium is unpaid. We provide an allowance for amounts due from agents and brokers that are doubtful of collection. The allowance was $5.8 million and $3.6 million at December 31, 2013 and 2012, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

Loss and Loss Adjustment Expense Payable

Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported losses, incurred but not reported losses, and anticipated receipts from salvage and subrogation. Reserves are recorded on an undiscounted basis, except for reserves of acquired companies. The discount on those reserves is not material. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry’s experience. We continually review the estimates with our actuaries, and any changes are reflected in loss and loss adjustment expense in our consolidated statements of earnings in the period of the change. While we believe that amounts included in our consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled.

We have no material exposure to asbestos claims or environmental pollution losses in any of our segments. Policies issued by our insurance companies do not have significant environmental exposure because of the types of risks covered.

Reinsurance

We record all reinsurance recoverables and ceded unearned premium as assets, and deferred ceding commissions as liabilities. All such amounts are calculated based on the reinsurance contract terms and recorded in a manner consistent with the underlying reinsured contracts. We record a reserve for uncollectible reinsurance based on our assessment of the reinsurer’s creditworthiness and collectibility of the recorded amounts. Information utilized to calculate the reserve is subject to change, which could affect the level of the reserve in the future.

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

Restricted Cash and Securities

Our agencies hold funds of unaffiliated parties for the payment of claims, and our surety businesses hold funds as collateral for potential claims. These restricted fiduciary funds are shown as restricted cash and securities in our consolidated balance sheets. The corresponding liability is included within reinsurance, premium and claims payable or accounts payable and accrued liabilities in our consolidated balance sheets. Interest earned on these funds accrues to the benefit of the parties from whom the funds were withheld. Therefore, we do not include cash activity related to these funds in our consolidated statements of cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Investments

All of our fixed maturity securities are classified as available for sale and reported at fair value. In determining fair value, we apply the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The change in unrealized gain or loss on available for sale securities (including the foreign exchange effect for securities denominated in currencies other than the functional currency of the subsidiary) is recorded as a component of other comprehensive income, net of the related deferred income tax effect, within our consolidated shareholders’ equity. We purchase our available for sale fixed maturity securities with the expectation that we will hold them to maturity, but we may sell them if market conditions or credit-related risk warrant earlier sales.

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

Other-than-temporary Impairments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate impaired securities for possible other-than-temporary impairment loss at each quarter end, considering various factors including:

•	amount by which the security’s fair value is less than its cost,
•	length of time the security has been impaired,
•	whether we intend to sell the security,
•	if it is more likely than not that we will sell the security before recovery of its amortized cost basis,
•	whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates,
•	the security’s credit rating and any recent downgrades, and
•	stress testing of expected cash flows under various scenarios.

For each impaired security, we determine if: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record an other-than-temporary impairment loss through our consolidated statements of earnings in the current period. For all other impaired securities, we assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

separate the impairment loss into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). We charge the credit loss to current period earnings and the non-credit loss to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. We accrete income over the remaining life of a fixed maturity security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, we apply any cash proceeds as a reduction of principal when received.

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

In 2012, we entered into a forward contract to sell 45.0 million Euros for U.S. dollars in September 2013. The fair value of the forward contract was a $3.2 million liability at December 31, 2012, which was reported in accounts payable and accrued liabilities in our consolidated balance sheets. Through June 30, 2013, this transaction was designated and qualified as a hedge of a portion of our net investment in a subsidiary that has the Euro as its functional currency. There was no ineffectiveness on the forward contract during the six months ended June 30, 2013 or during 2012. Changes in the fair value of the forward contract, net of the related deferred income tax effect, totaled $1.5 million through June 30, 2013. We recognized this amount in our foreign currency translation adjustment, which is a component of accumulated other comprehensive income, effectively offsetting a portion of the effect of translating the foreign subsidiary’s assets and liabilities from Euros to U.S. dollars.

In July 2013, we entered into a forward contract to buy 45.0 million Euros for U.S. dollars in September 2013, effectively offsetting the contract entered into in 2012. Beginning in July 2013, we discontinued hedge accounting and subsequent changes in the fair value of the two forward contracts were recognized in our consolidated statements of earnings. Because the contracts offset, the combined net change in fair value and the impact on pretax earnings was immaterial. No forward contracts remained at December 31, 2013.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Goodwill and Intangible Assets

Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We noted no indicators of impairment in 2013. We conducted our 2013 goodwill impairment test as of June 30, 2013, which is consistent with the timeframe for our annual assessment in prior years.

In years where we assess goodwill for impairment by determining the fair value of each reporting unit, we consider three valuation approaches (market, income and cost). We utilize the income and market valuation approaches and base our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimate the present value of each reporting unit’s expected cash flows to determine its fair value. We utilize estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determine fair value of each reporting unit based on market participant data, and use those results to test the reasonableness and validity of the income approach results. We utilized this methodology to determine the fair value of our reporting units in 2013 and 2011. Our 2012 impairment test consisted of a qualitative assessment in which we determined that is it more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2012.

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

For our other foreign subsidiaries and branches, the functional currency is the U.S. dollar. For all subsidiaries, transactions in non-functional currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expense in the consolidated statements of earnings. Assets and liabilities recorded in non-functional currencies are translated into the functional currencies at exchange rates in effect at the balance sheet date.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Income Taxes

We file a consolidated Federal income tax return and include the foreign subsidiaries’ income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. We provide a deferred tax liability for un-repatriated earnings of our foreign subsidiaries at prevailing statutory rates when required. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. Due to our history of earnings, expectations for future earnings, and taxable income in carryback years, we expect to be able to fully realize the benefit of any net deferred tax asset, excluding amounts covered by valuation allowances, on a consolidated basis.

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

Stock-Based Compensation

We measure the fair value of restricted stock awards and units based on the closing stock price of our common stock on the grant date and expense that value on a straight-line basis over the vesting period. For restricted stock awards/units that contain a performance condition, we recognize expense based on the awards/units expected to vest and adjust the cumulative expense whenever our estimate of the number of awards/units to vest changes. For restricted stock awards that contain a market condition, we determine the fair value at the grant date using a Monte Carlo simulation model that takes into account the probabilities of numerous vesting outcomes. This fair value is expensed on a straight-line basis over the vesting period and is not adjusted for the ultimate number of shares to vest. For stock option awards, we use the Black-Scholes option pricing model to determine the fair value of an option on its grant date and expense that value on a straight-line basis over the option’s vesting period. For grants of unrestricted common stock, we measure fair value based on the closing stock price of our common stock on the grant date and expense that value on the grant date. We calculate expense for our employee stock purchase plan using a Black-Scholes option pricing model and recognize the expense over each six-month offering period.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding plus the weighted-average potential common shares outstanding during the year. Outstanding common stock options and unvested restricted stock with no right to dividends, when dilutive, are included in the weighted-average potential common shares outstanding. We use the treasury stock method to calculate the dilutive effect of potential common shares outstanding. We treat unvested restricted stock and unvested restricted stock units that contain non-forfeitable rights to dividends or dividend-equivalents as participating securities and include them in the earnings allocation in calculating earnings per share under the two-class method.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value

December 31, 2013

U.S. government and government agency securities	$91,047	$2,157	$(495)	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	941,580	50,885	(5,979)	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	2,240,412	71,541	(46,758)	2,265,195
Corporate securities	1,195,387	40,860	(11,009)	1,225,238
Residential mortgage-backed securities	622,766	15,289	(19,936)	618,119
Commercial mortgage-backed securities	502,069	16,155	(13,336)	504,888
Asset-backed securities	183,660	319	(1,587)	182,392
Foreign government securities	144,566	3,237	(357)	147,446

Total fixed maturity securities	$5,921,487	$200,443	$(99,457)	$6,022,473

Equity securities	$464,388	$58,842	$(5,764)	$517,466

December 31, 2012

U.S. government and government agency securities	$195,049	$4,560	$(2)	$199,607
Fixed maturity securities of states, municipalities and political subdivisions	969,966	96,027	(182)	1,065,811
Special purpose revenue bonds of states, municipalities and political subdivisions	2,033,947	168,772	(2,388)	2,200,331
Corporate securities	1,247,282	69,243	(1,355)	1,315,170
Residential mortgage-backed securities	632,665	32,560	(338)	664,887
Commercial mortgage-backed securities	482,808	41,748	(267)	524,289
Asset-backed securities	32,801	474	-	33,275
Foreign government securities	261,914	16,515	(18)	278,411

Total fixed maturity securities	$5,856,432	$429,899	$(4,550)	$6,281,781

Equity securities	$275,827	$13,768	$(4,956)	$284,639

During 2012, we reclassified a portfolio of fixed maturity securities that had been classified as held to maturity to available for sale securities. Due to financial market disruptions and our desire to maintain greater flexibility in managing our entire investment portfolio in an uncertain economy, we changed our prior intent to hold these securities to maturity. On the transfer date, these securities had a fair value of $139.1 million and an amortized cost of $136.0 million. The securities’ net unrealized appreciation, net of the related deferred income tax effect, increased our accumulated other comprehensive income and shareholders’ equity by $2.0 million at March 31, 2012.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Substantially all of our fixed maturity securities are investment grade. The following table displays the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$23,717	$(495)	$-	$-	$23,717	$(495)
Fixed maturity securities of states, municipalities and political subdivisions	136,160	(5,277)	8,997	(702)	145,157	(5,979)
Special purpose revenue bonds of states, municipalities and political subdivisions	684,560	(35,832)	83,228	(10,926)	767,788	(46,758)
Corporate securities	277,853	(8,202)	35,437	(2,807)	313,290	(11,009)
Residential mortgage-backed securities	306,874	(15,861)	31,687	(4,075)	338,561	(19,936)
Commercial mortgage-backed securities	203,347	(12,611)	4,915	(725)	208,262	(13,336)
Asset-backed securities	126,922	(1,587)	-	-	126,922	(1,587)
Foreign government securities	78,182	(357)	-	-	78,182	(357)
Equity securities	75,620	(5,437)	7,016	(327)	82,636	(5,764)

Total	$1,913,235	$(85,659)	$171,280	$(19,562)	$2,084,515	$(105,221)

December 31, 2012

Fixed maturity securities
U.S. government and government agency securities	$55,034	$(2)	$-	$-	$55,034	$(2)
Fixed maturity securities of states, municipalities and political subdivisions	14,162	(182)	-	-	14,162	(182)
Special purpose revenue bonds of states, municipalities and political subdivisions	155,902	(2,388)	-	-	155,902	(2,388)
Corporate securities	85,245	(1,220)	2,616	(135)	87,861	(1,355)
Residential mortgage-backed securities	49,486	(338)	-	-	49,486	(338)
Commercial mortgage-backed securities	26,263	(267)	-	-	26,263	(267)
Foreign government securities	7,007	(18)	-	-	7,007	(18)
Equity securities	103,647	(4,956)	-	-	103,647	(4,956)

Total	$496,746	$(9,371)	$2,616	$(135)	$499,362	$(9,506)

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

	2013	2012	2011

Total other-than-temporary impairment loss	$-	$(2,069)	$(6,922)
Portion recognized in other comprehensive income	-	1,041	2,243

Net other-than-temporary impairment loss recognized in earnings	$-	$(1,028)	$(4,679)

Certain of the securities for which we had previously recognized an other-than-temporary impairment loss had both a credit loss and an impairment loss recorded in other comprehensive income. During 2012, we sold all but one of these securities, and sold the remaining security in 2013. The rollforward of credit losses on these securities was as follows:

	2013	2012	2011

Balance at beginning of year	$625	$5,047	$4,273
Credit losses recognized in earnings
Securities previously impaired	-	899	2,447
Securities previously not impaired	-	129	2,232
Securities sold	(625)	(5,450)	(3,905)

Balance at December 31	$-	$625	$5,047

We do not consider the $105.2 million of gross unrealized losses on fixed maturity and equity securities in our portfolio at December 31, 2013 to be other-than-temporary impairments because: 1) as of December 31, 2013, we had received all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss relates to non-credit factors, particularly the significant interest rate increases that occurred in 2013.

The change in our unrealized pretax net gains (losses) on investments during each year was as follows:

	2013	2012	2011

Available for sale fixed maturity securities	$(324,363)	$91,947	$198,768
Equity securities	44,266	8,812	-
Other investments	(2,534)	4,867	(2,351)

Change in net unrealized investment gains (losses)	$(282,631)	$105,626	$196,417

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The amortized cost and fair value of our fixed maturity securities at December 31, 2013, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.9 years at December 31, 2013.

	Cost or amortized cost	Fair value

Due in 1 year or less	$193,107	$196,188
Due after 1 year through 5 years	1,056,510	1,098,771
Due after 5 years through 10 years	1,425,759	1,480,858
Due after 10 years through 15 years	991,474	1,001,684
Due after 15 years	946,142	939,573

Securities with contractual maturities	4,612,992	4,717,074
Mortgage-backed and asset-backed securities	1,308,495	1,305,399

Total fixed maturity securities	$5,921,487	$6,022,473

At December 31, 2013, our domestic insurance companies had deposited fixed maturity securities of $43.8 million (amortized cost of $43.0 million) to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of our net investment income were as follows:

	2013	2012	2011

Fixed maturity securities
Taxable	$98,966	$114,047	$113,293
Exempt from U.S. income taxes	113,875	107,488	98,729

Total fixed maturity securities	212,841	221,535	212,022
Equity securities	14,537	3,959	-
Short-term investments	160	620	537
Other investment income	668	2,856	4,486

Total investment income	228,206	228,970	217,045
Investment expense	(8,024)	(6,336)	(4,774)

Net investment income	$220,182	$222,634	$212,271

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, included the following:

	2013	2012	2011

Gains
Fixed maturity securities	$20,191	$32,644	$10,045
Equity securities	20,886	797	-
Other investments	5,345	2,074	6

Total gains	46,422	35,515	10,051

Losses
Fixed maturity securities	(1,174)	(3,327)	(6,388)
Equity securities	(3,218)	(1,039)	-
Other investments	-	(1)	(10)

Total losses	(4,392)	(4,367)	(6,398)

Net
Fixed maturity securities	19,017	29,317	3,657
Equity securities	17,668	(242)	-
Other investments	5,345	2,073	(4)

Net realized investment gain	$42,030	$31,148	$3,653

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, mortgage-backed and asset-backed securities (including collateralized loan obligations), and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments, and, at December 31, 2012, a forward contract that hedged our net investment in a Euro-functional currency foreign subsidiary. We measure fair value for the majority of our Level 2 investments using matrix pricing and observable market data, including benchmark securities or yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bids, offers, default rates, loss severity and other economic measures. We measure fair value for our structured securities using observable market data in cash flow models.

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at year-end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of December 31, 2013 or 2012.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices, but the market is inactive. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed maturity securities and an insurance contract that we account for as a derivative and classify in other assets. Our Level 3 category also includes a liability for future earnout payments due to former owners of a business we acquired, which is classified within accounts payable and accrued liabilities. Fixed maturity securities classified as Level 3 are primarily special purpose revenue bond auction rate securities. The interest rates on these securities are reset through auctions at periodic intervals. These securities are thinly traded and observable market data is not readily available. We determine the fair value of these securities using prices quoted by a broker. We determine fair value of the derivative and the earnout payments based on internally developed models that use assumptions or other data that are not readily observable from objective sources.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheets.

	Level 1	Level 2	Level 3	Total

December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$84,032	$8,677	$-	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	-	986,486	-	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,255,928	9,267	2,265,195
Corporate securities	-	1,225,088	150	1,225,238
Residential mortgage-backed securities	-	618,119	-	618,119
Commercial mortgage-backed securities	-	504,888	-	504,888
Asset-backed securities	-	182,392	-	182,392
Foreign government securities	-	147,446	-	147,446

Total fixed maturity securities	84,032	5,929,024	9,417	6,022,473
Equity securities	517,466	-	-	517,466
Short-term investments*	68,958	109,795	-	178,753
Restricted cash and securities	-	1,853	-	1,853
Premium, claims and other receivables	-	66,515	-	66,515
Other assets	20	-	941	961

Total assets measured at fair value	$670,476	$6,107,187	$10,358	$6,788,021

Notes payable*	$-	$707,656	$-	$707,656
Accounts payable and accrued liabilities - earnout liability	-	1,853	7,259	9,112

Total liabilities measured at fair value	$-	$709,509	$7,259	$716,768

* Carried at cost or amortized cost on consolidated balance sheet.

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

* Carried at cost or amortized cost on consolidated balance sheet.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents the changes in fair value of our Level 3 financial instruments.

	Fixed maturity securities	Other assets	Total assets	Accounts payable and accrued liabilities

Balance at December 31, 2011	$1,170	$1,516	$2,686	$-

Settlements	-	(1,863)	(1,863)	-
Earnout liability	-	-	-	6,968
Gains (losses) reported in:
Net earnings	(1)	696	695	(41)
Other comprehensive income	10	-	10	-
Transfers out of Level 3	(1,015)	-	(1,015)	-

Balance at December 31, 2012	164	349	513	7,009

Purchases	9,430	-	9,430	-
Gains (losses) reported in:
Net earnings	54	592	646	(250)
Other comprehensive loss	(231)	-	(231)	-

Balance at December 31, 2013	$9,417	$941	$10,358	$7,259

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

	2013	2012	2011

Direct written premium	$2,545,054	$2,422,517	$2,305,190
Reinsurance assumed	335,195	361,556	343,936
Reinsurance ceded	(624,926)	(530,677)	(466,968)

Net written premium	$2,255,323	$2,253,396	$2,182,158

Direct earned premium	$2,482,527	$2,396,756	$2,308,810
Reinsurance assumed	333,344	351,611	340,745
Reinsurance ceded	(576,631)	(505,742)	(522,385)

Net earned premium	$2,239,240	$2,242,625	$2,127,170

Direct loss and loss adjustment expense	$1,583,693	$1,434,830	$1,535,270
Reinsurance assumed	151,145	162,534	224,655
Reinsurance ceded	(444,788)	(291,853)	(360,678)

Net loss and loss adjustment expense	$1,290,050	$1,305,511	$1,399,247

Policy acquisition costs	$413,782	$398,453	$392,172
Ceding commissions	(134,343)	(117,252)	(126,047)

Net policy acquisition costs	$279,439	$281,201	$266,125

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets at December 31, 2013 and 2012.

	2013	2012

Reinsurance recoverable on paid losses	$156,026	$54,675
Reinsurance recoverable on outstanding losses	459,134	479,026
Reinsurance recoverable on incurred but not reported losses	663,597	539,021
Reserve for uncollectible reinsurance	(1,500)	(1,500)

Total reinsurance recoverables	$1,277,257	$1,071,222

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our recoverables are due principally from highly-rated reinsurers. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $30.0 million at December 31, 2013 and 2012. The companies’ ratings were the latest published by A.M. Best Company, Inc. as of February 14, 2014 (for 2013) and February 15, 2013 (for 2012). The total recoverables column includes paid losses recoverable, outstanding losses recoverable and incurred but not reported losses recoverable. The total credits column includes letters of credit, cash available to us as collateral and other potential offsets.

Reinsurer	Rating	Location	Total recoverables	Total credits	Net recoverables

December 31, 2013

Transatlantic Reinsurance Company	A	New York	$172,165	$18,196	$153,969
Hannover Rück SE	A+	Germany	128,518	20,559	107,959
Axis Reinsurance Company	A+	New York	92,562	11,983	80,579
ACE Property & Casualty Insurance Company	A+	Pennsylvania	67,742	4,267	63,475
Arch Reinsurance Company	A+	Nebraska	40,481	3,693	36,788

December 31, 2012

Transatlantic Reinsurance Company	A	New York	$145,733	$15,166	$130,567
Hannover Rück SE	A+	Germany	97,281	18,587	78,694
Axis Reinsurance Company	A	New York	80,956	11,777	69,179
ACE Property & Casualty Insurance Company	A+	Pennsylvania	70,248	4,195	66,053
Arch Reinsurance Company	A+	Nebraska	41,472	2,544	38,928

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2013 and 2012 were $56.5 million and $58.6 million, respectively.

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss. We have a reserve for potentially uncollectible amounts as follows:

	2013	2012	2011

Balance at beginning of year	$1,500	$1,875	$2,493
Provision recovery	-	(375)	(618)

Balance at December 31	$1,500	$1,500	$1,875

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash available to us as collateral, plus other potential offsets at December 31, 2013 and 2012.

	2013	2012

Payables to reinsurers	$208,850	$190,228
Letters of credit	100,529	89,832
Funds held in trust	88,310	116,597

Total credits	$397,689	$396,657

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2013 and 2012.

	2013	2012

Loss and loss adjustment expense payable	$3,902,132	$3,767,850
Reinsurance recoverable on outstanding losses	(459,134)	(479,026)
Reinsurance recoverable on incurred but not reported losses	(663,597)	(539,021)

Net reserves	$2,779,401	$2,749,803

Unearned premium	$1,134,849	$1,069,956
Ceded unearned premium	(305,438)	(256,988)

Net unearned premium	$829,411	$812,968

Deferred policy acquisition costs	$201,698	$191,960
Deferred ceding commissions	(89,528)	(74,609)

Net deferred policy acquisition costs	$112,170	$117,351

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(5) Goodwill

The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Total

Balance at December 31, 2011	$223,000	$301,547	$144,132	$79,700	$124,435	$872,814
Earnout and other	-	12,542	(19)	-	523	13,046

Balance at December 31, 2012	223,000	314,089	144,113	79,700	124,958	885,860
Earnout and other	-	9,104	-	-	236	9,340

Balance at December 31, 2013	$223,000	$323,193	$144,113	$79,700	$125,194	$895,200

We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings on business written from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. All adjustments to the ultimate purchase price have been, or will be, recorded as an increase or decrease to goodwill. Based on our estimate of ultimate claims settlements during 2013, we increased goodwill by $9.1 million. The total HCC Global earnout and related goodwill recognized from the acquisition date through December 31, 2013 was $277.2 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(6) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves) at December 31, 2013, 2012 and 2011.

	2013	2012	2011

Reserves at beginning of year	$3,767,850	$3,658,317	$3,471,858
Less reinsurance recoverables on reserves	1,018,047	974,834	934,086

Net reserves at beginning of year	2,749,803	2,683,483	2,537,772
Net reserve additions from acquired businesses	-	14,705	6,261
Foreign currency adjustment	5,544	18,449	(6,108)
Net loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,363,792	1,375,522	1,389,100
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years	(73,742)	(70,011)	10,147

Net loss and loss adjustment expense	1,290,050	1,305,511	1,399,247

Net loss and loss adjustment expense payments for claims occurring during:
Current year	529,645	543,010	527,244
Prior years	736,351	729,335	726,445

Net loss and loss adjustment expense payments	1,265,996	1,272,345	1,253,689

Net reserves at end of year	2,779,401	2,749,803	2,683,483
Plus reinsurance recoverables on reserves	1,122,731	1,018,047	974,834

Reserves at end of year	$3,902,132	$3,767,850	$3,658,317

The table below details our loss and loss adjustment expense on a consolidated basis and for our segments.

	2013	2012	2011

Net (favorable) adverse loss development
U.S. Property & Casualty	$(39,363)	$2,321	$(3,145)
Professional Liability	(26,346)	(25,897)	47,084
Accident & Health	(18,027)	(10,511)	(1,324)
U.S. Surety & Credit	(37,898)	(25,377)	(11,300)
International	43,805	(10,084)	(13,830)
Exited Lines	4,087	(463)	(7,338)

Total net (favorable) adverse loss development	(73,742)	(70,011)	10,147
Accident year catastrophe losses	55,939	52,390	103,907
All other net loss and loss adjustment expense	1,307,853	1,323,132	1,285,193

Net loss and loss adjustment expense	$1,290,050	$1,305,511	$1,399,247

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. We record such increases or decreases as loss and loss adjustment expense in the current reporting year. Favorable development means our original ultimate loss estimate was higher than the current estimate. Adverse development means the current ultimate loss estimate is higher than our original estimate. Loss development occurs as we review our loss exposure with our actuaries, increasing or decreasing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposure changes.

Based on our annual reviews of reserves in our five insurance underwriting segments and in our Exited Lines, we recognized net favorable loss development of $73.7 million and $70.0 million in 2013 and 2012, respectively, and net adverse loss development of $10.1 million in 2011. These amounts included favorable development of $7.3 million, $21.4 million and $8.1 million, respectively, from the release of prior years’ catastrophe reserves. The primary drivers of development in each year by segment are described below.

U.S. Property & Casualty

Net favorable development of $39.4 million in 2013 was due to better than expected experience, primarily in underwriting years 2011 and prior, compared to the 2012 review. This amount included $17.0 million of favorable development related to a run-off assumed quota share contract (quota share contract) that we wrote from 2003 – 2008, where expected ultimate losses have continued to decline over the past three years. In addition, we recognized $5.8 million of favorable development related to our E&O line of business.

In 2012, the segment recognized net adverse development of $2.3 million, which included adverse development of $8.1 million in our public risk and $7.0 million in our E&O lines of business, partially offset by $5.6 million of favorable development in the quota share contract. The adverse development, which impacted underwriting years 2010 and prior for public risk and 2011 and prior for E&O, was based on higher than expected losses compared to our 2011 annual review.

Net favorable development of $3.1 million in 2011 primarily related to $7.5 million of favorable development from the quota share contract. The remaining net development related to immaterial amounts of favorable and adverse development in various lines of business.

Professional Liability

Net favorable development of $26.3 million in 2013 was due to better than expected loss experience in the U.S. D&O and International D&O lines of business, compared to the 2012 review. This development included reserve releases related to underwriting years prior to 2007 as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening of $37.9 million in underwriting years 2007 and 2008, which were impacted by the worldwide financial crisis.

Net favorable development of $25.9 million in 2012 included reserve releases of $62.1 million due to better than expected loss experience in the U.S. D&O and International D&O lines of business, compared to the 2011 review. This development related to underwriting years prior to 2007, and was partially offset by reserve strengthening in underwriting year 2008.

The segment reported net adverse development of $47.1 million in 2011, including $104.2 million of adverse development, based on our evaluation of emerging frequency and severity trends within the diversified financial products (DFP) line of business within U.S. D&O. While our expectation was that both frequency and severity after 2008 would be more consistent with our experience prior to the worldwide financial crisis in 2007 and 2008, our 2011 reserve review indicated that loss experience for DFP was emerging consistent with the financial crisis period, prompting our revised assumptions primarily related to accident years 2009 – 2011. Partially offsetting the DFP reserve increase was $57.1 million of favorable development related to our D&O lines of business. Our reserve review indicated lower than expected actual loss experience in accident years prior to 2006.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Accident & Health

In 2013, the segment reported net favorable development of $18.0 million related to underwriting years 2011 and 2012 and, in 2012, reported $10.5 million related to underwriting year 2011, due to better than expected claims activity in our medical stop-loss product.

U.S. Surety & Credit

The segment recognized net favorable development as follows: 1) 2013 – $20.6 million related to surety and $17.3 million related to credit, 2) 2012 – $18.0 million for surety and $7.4 million for credit and 3) 2011 – $10.0 million for surety and $1.3 million for credit. Our review of the segment’s reserves indicated better experience than our actuarial expectations in each year’s review compared to the prior year review.

International

In 2013, the segment’s net adverse development of $43.8 million was due to reserve strengthening of $70.3 million in the surety & credit line of business, partially offset by net favorable development in other lines of business, primarily energy and liability. For surety & credit, we increased our reserves on a specific class of Spanish surety bonds, the majority of which were written prior to 2006. The increase was made to reflect our revised estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling reported in September 2013 against an unaffiliated insurance company with respect to a surety bond similar to ours. We recognized net favorable development of $10.1 million in energy and $14.6 million in our liability lines primarily related to better than expected experience in underwriting years 2011 and prior, compared to our 2012 review. In addition, we recognized favorable development related to our release of catastrophe reserves for Superstorm Sandy ($3.4 million) and the 2010 New Zealand earthquake ($2.3 million), due to lower than expected losses.

The segment’s $10.1 million of net favorable development in 2012 included $59.0 million of net favorable development, primarily related to the liability and energy lines, partially offset by $48.9 million of adverse development related to the Spanish surety bonds. The adverse development was based on management’s evaluation of the claims and the likelihood that we would ultimately be required to pay the claims, based on information available at that time. The segment’s net favorable development related to better than expected experience in underwriting years 2011 and prior and also included $18.9 million of catastrophe reserve releases, primarily for Hurricane Irene ($10.7 million) and the Japan earthquake and tsunami ($4.6 million).

The $13.8 million of net favorable development in 2011 primarily related to: 1) better than expected experience in the energy and liability lines of business, 2) release of catastrophe reserves for the 2008 hurricanes ($4.9 million) and 3) $12.8 million of adverse development related to the Spanish surety bonds.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(7) Notes Payable

Our notes payable consisted of the following at December 31, 2013 and 2012.

	2013	2012

6.30% Senior Notes	$299,098	$298,944
$600.0 million Revolving Loan Facility	355,000	285,000

Total notes payable	$654,098	$583,944

The estimated fair value of our Senior Notes was $352.7 million at December 31, 2013 and $351.4 million at December 31, 2012, based on quoted market prices. The estimated fair value of our Revolving Loan Facility approximated the carrying value at December 31, 2013 and 2012, based on borrowing rates offered to us at that time.

Senior Notes

Our $300.0 million 6.30% Senior Notes due 2019 were issued in 2009 at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest semi-annually in arrears on May 15 and November 15. The Senior Notes are unsecured and subordinated general obligations of HCC. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on the capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with these covenants at December 31, 2013.

Revolving Loan Facility

In 2011, we entered into an agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires. On April 26, 2013, we entered into an agreement to modify the Facility. Under the amended agreement, the Facility expires on April 26, 2017. The new borrowing rate is LIBOR plus 125 basis points, subject to increase or decrease based on changes in our debt rating. The weighted-average interest rate on borrowings under the Facility at December 31, 2013 was 1.42%. In addition, we pay an annual commitment fee of 15 basis points. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $239.1 million at December 31, 2013. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a maximum leverage ratio of 35%. We were in compliance with these covenants at December 31, 2013.

Standby Letter of Credit Facility

We have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London Syndicate 4141. The Standby Facility expires on December 31, 2017. We pay an annual fee of 105 basis points. Letters of credit issued under the Standby Facility are unsecured commitments of HCC. The Standby Facility contains the same restrictive financial covenants as the Facility, and we were in compliance with these covenants at December 31, 2013.

Subsidiary Letters of Credit

At December 31, 2013, certain of our subsidiaries had outstanding letters of credit with banks totaling $6.4 million. Of this amount, $5.9 million of outstanding letters of credit reduced our borrowing capacity under the Facility at year-end 2013.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(8) Income Taxes

At December 31, 2013 and 2012, we had current income taxes payable of $2.0 million and $34.2 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	2013	2012	2011

Statutory tax rate	35.0%	35.0%	35.0%

Federal tax at statutory rate	$200,448	$194,049	$124,252
Nontaxable municipal bond interest and dividend received deduction	(34,734)	(31,939)	(29,021)
State income taxes, net of federal tax benefit	2,097	3,619	3,050
Foreign income taxes	42,691	40,703	25,753
Foreign tax credit	(42,691)	(40,703)	(25,753)
Uncertain tax positions (net of federal tax benefit on state positions: $340 in 2013, $719 in 2012 and $212 in 2011)	518	878	38
Other, net	(2,816)	(3,420)	1,444

Income tax expense	$165,513	$163,187	$99,763

Effective tax rate	28.9%	29.4%	28.1%

The components of income tax expense were as follows:

	2013	2012	2011

Federal current	$117,933	$94,493	$47,993
Federal deferred	804	20,827	21,075

Total federal	118,737	115,320	69,068

State current	2,649	2,570	2,203
State deferred	578	2,997	2,489

Total state	3,227	5,567	4,692

Foreign current	37,978	34,678	28,543
Foreign deferred	4,713	6,025	(2,790)

Total foreign	42,691	40,703	25,753

Uncertain tax positions	858	1,597	250

Income tax expense	$165,513	$163,187	$99,763

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The net deferred tax liability is included in accounts payable and accrued liabilities in our consolidated balance sheets. The deferred tax liability related to the book over tax basis of our foreign subsidiaries at December 31, 2013 was based on the assumption that we will merge certain subsidiaries in our International operations. The composition of deferred tax assets and liabilities at December 31, 2013 and 2012 was as follows:

	2013	2012

Excess of financial statement unearned premium over tax	$26,821	$26,192
Discounting of loss reserves, net of salvage and subrogation	51,143	51,554
Excess of financial statement accrued expenses over tax	18,258	19,693
Allowance for bad debts, not deductible for tax	3,146	4,733
Stock-based compensation expense in excess of deduction for tax	5,163	5,133
Financial statement loss for Lloyd’s syndicates in excess of deduction for tax	351	-
Federal tax net operating loss carryforwards	3,202	4,744
State tax net operating loss carryforwards	181	2,631
Foreign tax net operating loss carryforwards	22,605	8,359
Federal benefit of state uncertain tax positions	1,482	1,142
Valuation allowance	(27,430)	(9,187)

Total deferred tax assets	104,922	114,994

Unrealized gain on increase in value of securities	52,424	145,182
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	14,570	15,360
Amortizable goodwill for tax	110,064	97,344
Financial statement income for Lloyd’s syndicates in excess of taxable income	-	3,860
Book basis in net assets of foreign subsidiaries in excess of tax basis	2,414	15,808
Depreciation and other items	14,458	13,927

Total deferred tax liabilities	193,930	291,481

Net deferred tax liability	$(89,008)	$(176,487)

Changes in the valuation allowance account applicable to deferred tax assets relate primarily to net operating losses in various foreign and state taxing jurisdictions. Changes in the valuation allowance were as follows:

	2013	2012	2011

Balance at beginning of year	$9,187	$7,983	$8,143
State net operating loss carryforwards	(2,228)	(651)	(288)
Foreign net operating loss carryforwards	20,207	296	(342)
Other	264	1,559	470

Balance at December 31	$27,430	$9,187	$7,983

At December 31, 2013, we had Federal, state and Spanish tax net operating loss carryforwards of approximately $9.1 million, $7.2 million and $70.2 million, respectively, which will expire in varying amounts through 2031. We had $9.1 million of additional foreign net operating losses in the U.K., France and Ireland that can be carried forward indefinitely. Future use of our $9.1 million Federal loss carryforward is subject to statutory limitations due to a prior ownership change. We have recorded valuation allowances of $4.1 million and $23.3 million against our state and Spanish loss carryforwards,

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

respectively. The Spanish net operating loss carryforward and related valuation allowance resulted primarily from recording additional net reserves related to Spanish surety bonds discussed in Note 6. The increase in valuation allowance related to our Spanish net operating loss carryforward does not affect our overall effective tax rate based on the assumption that we will merge certain subsidiaries in our International operations. Based on our history of taxable income in our domestic insurance and other operations, we believe it is more likely than not that the deferred tax assets related to net operating loss carryforwards, excluding amounts covered by valuation allowances, will be realized.

At December 31, 2013 and 2012, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions of $5.0 million and $4.1 million, respectively. If the uncertain tax benefits as of year-end 2013 had been recognized in 2013, the total amount of such benefits would have reduced our 2013 income tax expense and our effective tax rate. At December 31, 2013, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $0.2 million (including no interest or penalties) in the next twelve months, due to the expiration of statutes of limitation.

The changes in our liability for unrecognized gross tax benefits were as follows:

	2013	2012	2011

Balance at beginning of year	$4,129	$2,522	$2,274
Gross increases
Tax position of current year	632	145	160
Tax positions of prior years	506	2,988	763
Gross decreases
Statute expirations	(264)	(713)	(595)
Settlements	-	(404)	-
Tax positions of prior years	-	(409)	(80)

Balance at December 31	$5,003	$4,129	$2,522

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively. We recognized net interest expense of $0.3 million in 2013, $0.5 million in 2012 and a minimal amount in 2011, and no penalties in any year. At December 31, 2013, we had no accrual for penalties and $1.2 million for interest payable.

We file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2008. We currently are not under U.S. Federal examination. Our income tax returns for New York (2007 – 2012), Massachusetts (2009 – 2010), Illinois (2009 – 2011), and Spain (2009 – 2010) are currently under audit. While we cannot predict the outcome of these audits, we do not anticipate the results to have a material effect on our consolidated financial position, results of operations or cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(9) Shareholders’ Equity

Treasury Stock

We purchased our common stock as follows:

	2013	2012	2011

Shares of common stock	1,055	5,567	12,645
Total cost	$42,212	$178,669	$373,600
Weighted-average cost per share	$40.02	$32.09	$29.55

Dividends

U.S. insurance companies are limited in the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic insurance subsidiaries can pay in 2014 without special permission is $350.8 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

		Foreign	Accumulated
	Net unrealized	currency	other
	investment	translation	comprehensive
	gains (losses)	adjustment	income

Balance at December 31, 2010	$82,673	$14,513	$97,186
Other comprehensive income – 2011	130,441	32	130,473

Balance at December 31, 2011	213,114	14,545	227,659
Other comprehensive income (loss) – 2012	69,389	(1,777)	67,612

Balance at December 31, 2012	282,503	12,768	295,271
Other comprehensive income (loss) – 2013	(182,543)	5,923	(176,620)

Balance at December 31, 2013	$99,960	$18,691	$118,651

The changes in net unrealized investment gains (losses) during 2013 and 2012, shown in the table above, included reclassifications of amounts into net earnings. The reclassifications recorded in our consolidated statements of earnings were as follows:

	2013	2012

Net realized investment gain	$42,030	$31,148
Other-than-temporary impairment credit losses	-	(1,028)

Total reclassifications before taxes	42,030	30,120
Income tax expense	14,711	10,542

Total reclassifications	$27,319	$19,578

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Other

In 2012, we acquired the non-controlling interest of an entity we previously controlled and consolidated, resulting in a decrease in additional paid-in capital of $14.4 million.

(10) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	2013	2012	2011

Net earnings	$407,197	$391,240	$255,243
Less: net earnings attributable to unvested restricted stock	(6,638)	(6,982)	(3,864)

Net earnings available to common stock	$400,559	$384,258	$251,379

Weighted-average common shares outstanding	98,853	100,176	109,051
Dilutive effect of outstanding securities (determined using treasury stock method)	260	280	189

Weighted-average common shares and potential common shares outstanding	99,113	100,456	109,240

Anti-dilutive securities not included in treasury stock method computation	109	443	2,426

Earnings per common share

Basic	$4.05	$3.84	$2.31

Diluted	$4.04	$3.83	$2.30

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

The consolidated statements of earnings reflect total stock-based compensation expense of $16.2 million, $13.2 million and $12.4 million in 2013, 2012 and 2011, respectively. The total tax benefit recognized in earnings from stock-based compensation arrangements was $5.7 million, $4.6 million and $4.4 million in 2013, 2012 and 2011, respectively. At December 31, 2013, there was approximately $28.3 million of total unrecognized compensation expense related to unvested restricted stock awards, restricted units and options that is expected to be recognized over a weighted-average period of 2.6 years. At December 31, 2013, 4.6 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock units, of which 1.4 million shares were reserved for awards previously granted and 3.2 million shares were reserved for future issuance.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Restricted Stock

We measure the fair value of our restricted stock awards and units based on the closing price of our common stock on the grant date and expense that value on a straight-line basis over the vesting period.

Certain awards of restricted stock and restricted stock units contain a performance condition based on the ultimate results for the preceding underwriting year. The number of such shares that vest could differ from the number initially granted. We measure fair value for these awards based on the closing price of our common stock on the grant date, and we recognize expense on a straight-line basis over the vesting period for those awards expected to vest. These awards earn dividends or dividend equivalents during the vesting period.

In 2013, we granted a new form of restricted stock to certain of our executive officers. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is determined equally based on an operating return on equity performance factor (ROE factor) and a total shareholder return performance factor (TSR factor). The ROE factor is calculated by comparing our actual results over the three-year period to an internal target, whereas the TSR factor is calculated by comparing our TSR over the three-year period to that of nine peer companies. The ROE factor qualifies as a performance condition and those awards are accounted for in the same manner as the other restricted stock grants described above. The TSR factor qualifies as a market condition, and we determine the fair value at grant date using a Monte Carlo simulation model that takes into account the probabilities of numerous outcomes of our TSR as well as that of the peer companies. This fair value is expensed on a straight-line basis over the vesting period and is not adjusted for the ultimate number of shares to vest. No dividends are earned during the vesting period on these shares.

The fair value of restricted stock awards that vested during 2013, 2012 and 2011 was $14.4 million, $10.9 million and $1.1 million, respectively. The fair value of restricted stock units that vested during 2013 and 2012 was $1.6 million and $2.6 million, respectively. No restricted stock units vested during 2011.

The following table details activity for our restricted stock awards and units during 2013.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	grant date	contractual	intrinsic
	of shares	fair value	life	value

Restricted Stock Awards

Outstanding, beginning of year	1,572	$28.84
Awarded	358	43.13
Vested	(322)	27.76
Forfeited	(171)	26.67

Outstanding, end of year	1,437	32.91	2.6 years	$66,326

Expected to vest, end of year	1,132	33.18	2.6 years	52,232

Restricted Stock Units

Outstanding, beginning of year	145	$27.98
Awarded	40	43.45
Vested	(37)	24.56
Forfeited	(13)	23.94

Outstanding, end of year	135	33.91	2.2 years	$6,210

Expected to vest, end of year	108	34.15	2.2 years	4,996

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Stock Options

The table below shows the weighted-average fair value of options granted and the related weighted-average assumptions used in the Black-Scholes model, which we use to determine the fair value of an option on its grant date. We expense the fair value on a straight-line basis over the option’s vesting period. The risk-free interest rate is based on the U.S. Treasury rate that most closely approximates each option’s expected term. We based our expected volatility on the historical volatility of our stock over a period matching each option’s expected term. Our dividend yield is based on an average of our historical dividend payments divided by the stock price. We used historical exercise patterns by grant type to estimate the expected option life.

	2013	2012	2011

Fair value of options granted	$7.17	$7.89	$7.84
Risk free interest rate	1.0%	1.1%	1.4%
Expected volatility	23.0%	31.4%	34.1%
Expected dividend yield	1.8%	2.1%	2.0%
Expected option life	4.9 years	6.6 years	5.8 years

The following table details our stock option activity during 2013.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value

Outstanding, beginning of year	1,514	$27.33
Granted	181	42.11
Exercised	(381)	27.04
Forfeited and expired	(21)	26.44

Outstanding, end of year	1,293	29.50	4.3 years	$21,514

Vested or expected to vest, end of year	1,149	29.32	4.2 years	19,327

Exercisable, end of year	479	25.62	2.7 years	9,821

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2013, 2012 and 2011 was $5.6 million, $10.2 million and $5.9 million, respectively. Exercise of options during 2013, 2012 and 2011 resulted in cash receipts of $10.3 million, $60.0 million and $39.8 million, respectively. The tax benefits realized from stock options exercised during 2013, 2012 and 2011 were $2.0 million, $3.7 million and $2.1 million, respectively.

Common Stock Grants

In each of the past three years, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. New directors were granted a pro-rata portion of $80,000 based on the date they joined the Board. We also granted up to $200,000 of fully vested common stock to the chairman of our Board each year. The number of shares granted was based on our closing stock price on the grant date, which was the day of the Annual Meeting of Shareholders or the day the director became chairman or joined the Board.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Employee Stock Purchase Plan

In 2013, our stockholders authorized the issuance of up to 2.0 million shares of our common stock under the 2013 Employee Stock Purchase Plan (ESPP). The ESPP encourages share ownership by providing employees the opportunity to purchase HCC common stock at 85% of the closing price of the stock on either the first day or the last day of each six-month offering period (whichever is lower). Employees can invest between 1% and 15% of their base salary, subject to a maximum of the lesser of 1,500 shares in each offering period or $25,000 in each calendar year. The first offering period began on September 16, 2013 and ends on March 14, 2014. We recognize expense related to the ESPP over each offering period. The expense includes the 15% discount and the fair value of the “look-back” option calculated using the Black-Scholes option pricing model.

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

Included in the portfolio of products for each insurance underwriting segment are the following key products:

•

U.S. Property & Casualty – aviation, small account errors and omissions (E&O) liability, public risk, disability, contingency, primary and excess casualty, technical and construction property, title and mortgage reinsurance, residual value, employment practices liability (EPLI), and brown water marine written in the United States.

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

In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocated to the segments, interest expense on long-term debt, foreign currency expense (benefit), activity related to an indemnification liability, and underwriting results of our Exited Lines. Our Exited Lines include these eight product lines that we no longer write and do not expect to write in the future: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor, 6) film completion bonds, 7) HMO reinsurance and 8) medical excess reinsurance.

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

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated

Year ended December 31, 2013

Net earned premium	$367,135	$368,167	$883,515	$194,286	$413,206	$–	$12,931	$2,239,240
Other revenue	24,266	(7)	4,932	1,468	4,334	262,212	459	297,664

Segment revenue	391,401	368,160	888,447	195,754	417,540	262,212	13,390	2,536,904

Loss and LAE	175,190	195,429	630,210	24,143	249,199	–	15,879	1,290,050
Other expense	117,910	66,391	130,814	109,550	158,869	–	90,610	674,144

Segment expense	293,100	261,820	761,024	133,693	408,068	–	106,489	1,964,194

Segment pretax earnings (loss)	$98,301	$106,340	$127,423	$62,061	$9,472	$262,212	$(93,099)	$572,710

Year ended December 31, 2012

Net earned premium	$354,050	$394,687	$831,827	$207,955	$412,853	$–	$41,253	$2,242,625
Other revenue	18,865	731	4,918	843	5,005	252,754	86	283,202

Segment revenue	372,915	395,418	836,745	208,798	417,858	252,754	41,339	2,525,827

Loss and LAE	209,286	229,873	601,076	38,535	189,410	–	37,331	1,305,511
Other expense	116,398	66,721	122,232	113,619	146,807	–	100,112	665,889

Segment expense	325,684	296,594	723,308	152,154	336,217	–	137,443	1,971,400

Segment pretax earnings (loss)	$47,231	$98,824	$113,437	$56,644	$81,641	$252,754	$(96,104)	$554,427

Year ended December 31, 2011

Net earned premium	$333,410	$410,816	$758,270	$210,535	$368,748	$–	$45,391	$2,127,170
Other revenue	23,951	912	4,684	1,247	5,309	211,245	(513)	246,835

Segment revenue	357,361	411,728	762,954	211,782	374,057	211,245	44,878	2,374,005

Loss and LAE	201,017	328,503	552,292	52,206	233,879	–	31,350	1,399,247
Other expense	110,184	59,036	116,336	113,932	136,750	–	83,514	619,752

Segment expense	311,201	387,539	668,628	166,138	370,629	–	114,864	2,018,999

Segment pretax earnings (loss)	$46,160	$24,189	$94,326	$45,644	$3,428	$211,245	$(69,986)	$355,006

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents total assets by segment at December 31, 2013 and 2012.

		2013	2012

U.S. Property & Casualty		$914,697	$859,597
Professional Liability		1,110,592	1,053,024
Accident & Health		235,950	243,023
U.S. Surety & Credit		168,389	162,817
International		859,659	658,632
Investing		6,800,313	7,018,747
Corporate & Other		254,920	271,967

Total		$10,344,520	$10,267,807

The tables below present the split of our revenue, pretax earnings and total assets by geographic location. For these disclosures, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	2013	2012	2011

Domestic	$1,868,557	$1,880,954	$1,779,789
Foreign	668,347	644,873	594,216

Total revenue	$2,536,904	$2,525,827	$2,374,005

Domestic	$443,898	$364,083	$237,056
Foreign	128,812	190,344	117,950

Total pretax earnings	$572,710	$554,427	$355,006

		December 31,
		2013	2012

Domestic		$7,397,509	$7,536,285
Foreign		2,947,011	2,731,522

Total assets		$10,344,520	$10,267,807

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(13) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis, hail storms and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2013, we recognized accident year gross losses of $56.6 million from catastrophic events, primarily due to European floods, German hail storms and various small catastrophes. After reinsurance and reinstatement premium, our pretax loss was $52.0 million. In 2012, we recognized accident year gross losses of $84.8 million from catastrophic events, primarily from Superstorm Sandy in the United States. After reinsurance and reinstatement premium, our pretax loss was $52.8 million. In 2011, we recognized accident year gross losses of $175.5 million from catastrophic events primarily in Japan, New Zealand, the United States, Denmark and Thailand. After reinsurance and reinstatement premium, our pretax loss was $117.9 million.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. Our accrued liability was $1.9 million and $8.3 million at December 31, 2013 and 2012, respectively, to cover development on losses that were incurred prior to our sale of a subsidiary. In 2013, we released $5.1 million of the liability due to favorable claims activity and subrogation recoveries and also reduced the liability for the payment of claims.

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act), we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. The Reauthorization Act requires a $100.0 million terrorism-related loss event to trigger coverage. For such an event, the Federal government will reimburse 85% of our losses in excess of our deductible, up to the maximum annual amount in the Reauthorization Act. Our deductible is approximately $141.7 million for 2014. Currently, the Reauthorization Act expires on December 31, 2014.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2022. The agreements generally require us to pay rent, utilities, real estate or property taxes, sales taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $15.7 million in 2013, $16.0 million in 2012 and $16.2 million in 2011.

At December 31, 2013, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

2014	$12,558
2015	11,459
2016	8,968
2017	6,380
2018	4,021
Thereafter	662

Total future minimum rental payments	$44,048

(14) Related Party Transactions

We have amounts due to former owners of businesses we have acquired, some of whom are officers of certain of our subsidiaries. We had earnout liabilities of $22.8 million and $20.9 million at December 31, 2013 and 2012, respectively, reported in accounts payable and accrued liabilities in our consolidated balance sheets. We paid $7.2 million in 2013 and $32.1 million in 2012 related to these earnout agreements.

(15) Statutory Information

Our insurance companies file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions.

Statutory capital and surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2013	2012	2011

Statutory capital and surplus	$2,517,867	$2,374,420	$2,140,055
Statutory net income	453,649	445,999	294,396

The statutory capital and surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(16) Supplemental Information

Supplemental cash flow information was as follows:

	2013	2012	2011

Income taxes paid	$181,521	$107,918	$99,702
Interest paid	25,795	24,107	23,669
Dividends declared but not paid at year-end	22,575	16,680	16,136
Purchases of common stock not paid at year-end	-	5,657	16

(17) Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2013	2012	2013	2012	2013	2012	2013	2012

Net earned premium	$560,030	$566,503	$556,668	$563,650	$561,356	$565,331	$561,186	$547,141
Other revenue	76,600	85,840	79,809	68,023	68,075	66,957	73,180	62,382

Total revenue	636,630	652,343	636,477	631,673	629,431	632,288	634,366	609,523

Loss and LAE expense	297,503	335,744	320,376	304,014	339,474	336,825	332,697	328,928
Other expense	182,744	167,070	176,001	174,040	165,126	161,144	150,273	163,635

Total expense	480,247	502,814	496,377	478,054	504,600	497,969	482,970	492,563

Earnings before income taxes	156,383	149,529	140,100	153,619	124,831	134,319	151,396	116,960
Income tax expense	41,373	41,428	41,925	46,557	36,669	40,826	45,546	34,376

Net earnings	$115,010	$108,101	$98,175	$107,062	$88,162	$93,493	$105,850	$82,584

Earnings per share
Basic	$1.15	$1.07	$0.98	$1.06	$0.88	$0.92	$1.05	$0.80
Diluted	1.14	1.06	0.98	1.05	0.87	0.92	1.05	0.79

Weighted-average shares outstanding
Basic	98,770	99,686	98,723	99,424	98,870	99,563	99,056	102,034
Diluted	99,046	99,926	98,993	99,700	99,121	99,851	99,287	102,193

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2013
Column A	Column B	Column C	Column D
			Amount
			shown in
Type of Investment	Cost	Value	balance sheet

Fixed maturity securities
Bonds — United States Government and government agencies and authorities	$91,047	$92,709	$92,709
Bonds — states, municipalities and political subdivisions	941,580	986,486	986,486
Bonds — special revenue	2,240,412	2,265,195	2,265,195
Bonds — corporate	1,195,387	1,225,238	1,225,238
Residential mortgage-backed securities	622,766	618,119	618,119
Commercial mortgage-backed securities	502,069	504,888	504,888
Asset-backed securities	183,660	182,392	182,392
Bonds — foreign	144,566	147,446	147,446

Total fixed maturity securities	5,921,487	$6,022,473	6,022,473

Equity securities
Common stocks — banks, trust and insurance companies	36,337	40,751	40,751
Common stocks — industrial and miscellaneous	428,051	476,715	476,715

Total equity securities	464,388	$517,466	517,466

Short-term investments	178,753		178,753

Total investments	$6,564,628		$6,718,692

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012

ASSETS

Cash	$2,206	$4,932
Fixed maturity securities – available for sale, at fair value (amortized cost: 2013 – $497,233 and 2012 – $311,085)	518,822	325,552
Equity securities – available for sale, at fair value (cost: 2013 – $134,156 and 2012 – $114,649)	157,122	120,640
Short-term investments, at cost (approximates fair value)	6,498	22,409
Other investments, at fair value (cost: 2012 – $18,375)	-	20,908
Investment in subsidiaries	3,538,542	3,575,796
Intercompany loans to subsidiaries for acquisitions	174,280	177,052
Receivable from subsidiaries	80,946	58,209
Other assets	9,833	6,554

Total assets	$4,488,249	$4,312,052

LIABILITIES AND SHAREHOLDERS’ EQUITY

Payable to subsidiaries	$36,654	$17,375
Notes payable	654,098	583,944
Intercompany loan from subsidiary	-	25,300
Deferred Federal income tax	18,690	10,359
Accounts payable and accrued liabilities	104,377	132,462

Total liabilities	813,819	769,440
Total shareholders’ equity	3,674,430	3,542,612

Total liabilities and shareholders’ equity	$4,488,249	$4,312,052

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF EARNINGS

(in thousands)

	Years ended December 31,
	2013	2012	2011

REVENUE

Equity in earnings of subsidiaries	$415,408	$400,294	$238,602
Interest income from subsidiaries	9,101	8,858	12,231
Net investment income	13,691	10,290	4,561
Net realized investment gain (loss)	7,691	(309)	(1,653)
Other operating income	46	99	-

Total revenue	445,937	419,232	253,741

EXPENSE

Interest expense	25,804	25,132	22,481
Other operating expense	6,433	7,138	7,516

Total expense	32,237	32,270	29,997

Earnings before income tax expense	413,700	386,962	223,744
Income tax expense (benefit)	6,503	(4,278)	(31,499)

Net earnings	$407,197	$391,240	$255,243

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2013	2012	2011

Operating activities
Net earnings	$407,197	$391,240	$255,243
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net earnings of subsidiaries	(404,441)	(392,486)	(103,395)
Change in accrued interest receivable on intercompany loans	(9,097)	(3,154)	(5,000)
Change in accounts payable and accrued liabilities	(13,866)	23,629	14,495
Gain (loss) on investments	(7,691)	309	1,653
Other, net	28,555	3,947	(10,588)

Cash provided by operating activities	657	23,485	152,408

Investing activities
Cash contributions to subsidiaries	(49,892)	(30,250)	(29,000)
Sales of available for sale fixed maturity securities	78,350	87,099	109,655
Sales of equity securities	39,974	9,780	-
Sales of other investments	23,720	21,736	-
Maturity or call of available for sale fixed maturity securities	31,054	105,982	58,189
Cost of available for sale fixed maturity securities acquired	(20,030)	(6,666)	(130,322)
Cost of equity securities acquired	(53,723)	(124,710)	-
Cost of other investments acquired	-	-	(32,496)
Change in short-term investments	15,911	(20,987)	103,684
Change in receivable from/payable to subsidiaries	(18,748)	776	(34,767)
Intercompany loans to subsidiaries for acquisitions	(7,228)	(66,765)	(1,911)
Payments on intercompany loans to subsidiaries	19,157	51,427	43,548

Cash provided by investing activities	58,545	27,422	86,580

Financing activities
Issuance of notes payable	-	25,000	-
Payments on notes payable	(25,000)	-	(13,000)
Advances on line of credit	180,000	185,000	305,000
Payments on line of credit	(110,000)	(80,000)	(125,000)
Sale of common stock	12,908	59,838	36,044
Purchase of common stock	(47,869)	(173,028)	(373,584)
Dividends paid	(71,967)	(64,345)	(65,822)
Other, net	-	-	(2,157)

Cash used by financing activities	(61,928)	(47,535)	(238,519)

Net increase (decrease) in cash	(2,726)	3,372	469
Cash at beginning of year	4,932	1,560	1,091

Cash at end of year	$2,206	$4,932	$1,560

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2013, the interest rate on intercompany loans was 6.25%.

(3)	In 2012, HCC borrowed $25.0 million as an intercompany loan from a subsidiary to pay down outstanding borrowings on its $600.0 million Revolving Loan Facility. This loan was repaid in full, plus interest at 2.45%, in 2013.

(4)	Dividends received from subsidiaries were $328.2 million, $270.3 million and $279.9 million in 2013, 2012 and 2011, respectively. The dividends included $317.2 million, $262.8 million and $138.3 million, respectively, of fixed maturity securities plus the related accrued interest.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
	(1)	(2)	(2)	(1)		(1)		(3)	(1)
	December 31,			Years ended December 31,
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premium written

2013
U.S. Property & Casualty	$26,374	$665,871	$473,230	$367,135	$-	$175,190	$35,260	$82,563	$385,355
Professional Liability	12,946	1,789,113	303,599	368,167	-	195,429	19,010	47,381	359,509
Accident & Health	3,618	314,593	18,105	883,515	-	630,210	69,745	61,069	881,368
U.S. Surety & Credit	35,549	112,916	125,948	194,286	-	24,143	68,105	41,444	199,121
International	34,483	853,711	213,967	413,206	-	249,199	88,048	70,737	417,039
Investing	-	-	-	-	220,182	-	-	-	-
Corporate & Other (4)	(800)	222,419	-	12,931	-	15,879	(729)	65,301	12,931

Total	$112,170	$3,958,623	$1,134,849	$2,239,240	$220,182	$1,290,050	$279,439	$368,495	$2,255,323

2012
U.S. Property & Casualty	$30,400	$668,824	$421,195	$354,050	$-	$209,286	$36,289	$79,694	$383,938
Professional Liability	15,382	1,754,824	305,315	394,687	-	229,873	25,365	41,356	378,138
Accident & Health	3,296	301,241	20,252	831,827	-	601,076	63,559	58,671	835,008
U.S. Surety & Credit	34,235	109,790	117,150	207,955	-	38,535	72,327	41,292	195,904
International	34,789	734,779	206,044	412,853	-	189,410	83,368	63,360	419,155
Investing	-	-	-	-	222,634	-	-	-	-
Corporate & Other (4)	(751)	257,033	-	41,253	-	37,331	293	74,687	41,253

Total	$117,351	$3,826,491	$1,069,956	$2,242,625	$222,634	$1,305,511	$281,201	$359,060	$2,253,396

2011
U.S. Property & Casualty	$30,410	$687,332	$367,484	$333,410	$-	$201,017	$35,112	$74,643	$367,296
Professional Liability	20,083	1,698,239	318,092	410,816	-	328,503	17,002	42,026	412,262
Accident & Health	3,619	260,659	17,065	758,270	-	552,292	58,359	57,954	756,539
U.S. Surety & Credit	40,986	107,975	128,496	210,535	-	52,206	72,946	40,974	208,859
International	33,097	643,845	199,801	368,748	-	233,879	80,339	56,307	391,819
Investing	-	-	-	-	212,271	-	-	-	-
Corporate & Other (4)	(926)	321,328	96	45,391	-	31,350	2,367	58,653	45,383

Total	$127,269	$3,719,378	$1,031,034	$2,127,170	$212,271	$1,399,247	$266,125	$330,557	$2,182,158

(1)	Columns B, F, H and K are shown including the effects of reinsurance.
(2)	Columns C and D are shown excluding the effect of reinsurance.
(3)	Other operating expenses are after all corporate expense allocations have been charged or credited to the individual segments.
(4)	Includes activity related to Exited Lines.

Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net

Year ended December 31, 2013
Life insurance in force	$904,189	$210,475	$-	$693,714	—%

Earned premium
Property and liability insurance	$1,499,179	$498,794	$293,256	$1,293,641	23%
Accident and health insurance	983,348	77,837	40,088	945,599	4%

Total	$2,482,527	$576,631	$333,344	$2,239,240	15%

Year ended December 31, 2012
Life insurance in force	$977,492	$238,389	$-	$739,103	—%

Earned premium
Property and liability insurance	$1,483,722	$446,890	$282,500	$1,319,332	21%
Accident and health insurance	913,034	58,852	69,111	923,293	7%

Total	$2,396,756	$505,742	$351,611	$2,242,625	16%

Year ended December 31, 2011
Life insurance in force	$1,070,323	$261,803	$-	$808,520	—%

Earned premium
Property and liability insurance	$1,477,138	$473,270	$273,576	$1,277,444	21%
Accident and health insurance	831,672	49,115	67,169	849,726	8%

Total	$2,308,810	$522,385	$340,745	$2,127,170	16%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	2013	2012	2011

Allowance for doubtful accounts

Balance at beginning of year	$3,622	$3,668	$3,639
Provision expense	2,807	1,584	362
Amounts written off and other	(652)	(1,630)	(333)

Balance at end of year	$5,777	$3,622	$3,668