Form 10-Q
period 2014-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2014-05-02
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2014.

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

On April 25, 2014, there were approximately 99.9 million shares of common stock outstanding.

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

We described these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	March 31,	December 31,
	2014	2013

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2014 – $5,910,038 and 2013 – $5,921,487)	$6,095,626	$6,022,473
Equity securities – available for sale, at fair value (cost: 2014 – $391,779 and 2013 – $464,388)	426,089	517,466
Short-term investments, at cost (approximates fair value)	427,700	178,753

Total investments	6,949,415	6,718,692

Cash	72,524	58,301
Restricted cash and securities	122,950	125,777
Premium, claims and other receivables	630,844	580,107
Reinsurance recoverables	1,221,444	1,277,257
Ceded unearned premium	311,372	305,438
Ceded life and annuity benefits	55,599	56,491
Deferred policy acquisition costs	210,356	201,698
Goodwill	895,501	895,200
Other assets	179,779	125,559

Total assets	$10,649,784	$10,344,520

LIABILITIES

Loss and loss adjustment expense payable	$3,847,417	$3,902,132
Life and annuity policy benefits	55,599	56,491
Reinsurance, premium and claims payable	400,681	332,985
Unearned premium	1,167,308	1,134,849
Deferred ceding commissions	92,460	89,528
Notes payable	724,136	654,098
Accounts payable and accrued liabilities	580,070	500,007

Total liabilities	6,867,671	6,670,090

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2014 – 126,062 and 2013 – 125,577; outstanding: 2014 – 100,085 and 2013 – 100,336)	126,062	125,577
Additional paid-in capital	1,082,735	1,073,105
Retained earnings	3,170,912	3,085,501
Accumulated other comprehensive income	162,221	118,651
Treasury stock, at cost (shares: 2014 – 25,977 and 2013 – 25,241)	(759,817)	(728,404)

Total shareholders’ equity	3,782,113	3,674,430

Total liabilities and shareholders’ equity	$10,649,784	$10,344,520

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Three months ended March 31,
	2014	2013

REVENUE

Net earned premium	$562,612	$561,186
Net investment income	56,806	55,765
Other operating income	9,266	8,845
Net realized investment gain	20,246	8,570

Total revenue	648,930	634,366

EXPENSE

Loss and loss adjustment expense, net	321,844	332,697
Policy acquisition costs, net	69,041	66,949
Other operating expense	95,954	76,853
Interest expense	7,119	6,471

Total expense	493,958	482,970

Earnings before income tax expense	154,972	151,396
Income tax expense	47,061	45,546

Net earnings	$107,911	$105,850

Earnings per common share

Basic	$1.08	$1.05

Diluted	$1.07	$1.05

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three months ended March 31,
	2014	2013

Net earnings	$107,911	$105,850

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during the period	86,080	(30,395)
Income tax charge (benefit)	30,570	(10,327)

Investment gains (losses), net of tax	55,510	(20,068)

Less reclassification adjustments for:
Gains included in net earnings	20,246	8,570
Income tax charge	7,086	2,999

Gains included in net earnings, net of tax	13,160	5,571

Net unrealized investment gains (losses)	42,350	(25,639)

Foreign currency translation adjustment	788	(2,056)
Income tax benefit	(432)	(524)

Foreign currency translation adjustment, net of tax	1,220	(1,532)

Other comprehensive income (loss)	43,570	(27,171)

Comprehensive income	$151,481	$78,679

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Three months ended March 31, 2014

(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity

Balance at December 31, 2013	$125,577	$1,073,105	$3,085,501	$118,651	$(728,404)	$3,674,430

Net earnings	-	-	107,911	-	-	107,911

Other comprehensive income	-	-	-	43,570	-	43,570

Issuance of 199 shares for exercise of options, including tax effect	199	6,607	-	-	-	6,806

Issuance of 44 shares for employee stock purchase plan	44	1,578	-	-	-	1,622

Purchase of 736 common shares	-	-	-	-	(31,413)	(31,413)

Stock-based compensation	242	1,445	-	-	-	1,687

Cash dividends declared, $0.225 per share	-	-	(22,500)	-	-	(22,500)

Balance at March 31, 2014	$126,062	$1,082,735	$3,170,912	$162,221	$(759,817)	$3,782,113

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2014	2013

Operating activities
Net earnings	$107,911	$105,850
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(44,966)	(29,047)
Change in reinsurance recoverables	55,197	1,364
Change in ceded unearned premium	(5,939)	(528)
Change in loss and loss adjustment expense payable	(53,892)	16,429
Change in unearned premium	32,475	16,236
Change in reinsurance, premium and claims payable	71,873	26,113
Change in accounts payable and accrued liabilities	(51,885)	(101,424)
Stock-based compensation expense	4,214	2,874
Depreciation and amortization expense	4,169	4,797
Gain on investments	(20,246)	(8,570)
Other, net	(3,447)	(31,997)

Cash provided by operating activities	95,464	2,097

Investing activities
Sales of available for sale fixed maturity securities	119,011	158,135
Sales of equity securities	144,075	17,808
Sales of other investments	-	20,921
Maturity or call of available for sale fixed maturity securities	131,204	190,308
Cost of available for sale fixed maturity securities acquired	(179,789)	(389,731)
Cost of equity securities acquired	(70,841)	(69,255)
Change in short-term investments	(248,749)	95,352
Payments for purchase of businesses, net of cash received	(2,579)	(8,214)
Other, net	(2,224)	(344)

Cash provided (used) by investing activities	(109,892)	14,980

Financing activities
Advances on line of credit	100,000	50,000
Payments on line of credit	(30,000)	(15,000)
Sale of common stock	8,428	6,919
Purchase of common stock	(30,774)	(34,426)
Dividends paid	(22,575)	(16,674)
Other, net	3,572	(3,609)

Cash provided (used) by financing activities	28,651	(12,790)

Net increase in cash	14,223	4,287
Cash at beginning of year	58,301	71,390

Cash at end of period	$72,524	$75,677

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013. The consolidated balance sheet at December 31, 2013 was derived from the audited financial statements but does not include all disclosures required by GAAP.

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

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value

March 31, 2014

U.S. government and government agency securities	$90,628	$1,869	$(400)	$92,097
Fixed maturity securities of states, municipalities and political subdivisions	934,057	57,121	(2,361)	988,817
Special purpose revenue bonds of states, municipalities and political subdivisions	2,242,766	98,757	(20,207)	2,321,316
Corporate securities	1,172,614	45,490	(6,917)	1,211,187
Residential mortgage-backed securities	636,192	15,990	(14,893)	637,289
Commercial mortgage-backed securities	507,570	17,770	(8,808)	516,532
Asset-backed securities	235,420	419	(1,576)	234,263
Foreign government securities	90,791	3,542	(208)	94,125

Total fixed maturity securities	$5,910,038	$240,958	$(55,370)	$6,095,626

Equity securities	$391,779	$41,779	$(7,469)	$426,089

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value

December 31, 2013

U.S. government and government agency securities	$91,047	$2,157	$(495)	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	941,580	50,885	(5,979)	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	2,240,412	71,541	(46,758)	2,265,195
Corporate securities	1,195,387	40,860	(11,009)	1,225,238
Residential mortgage-backed securities	622,766	15,289	(19,936)	618,119
Commercial mortgage-backed securities	502,069	16,155	(13,336)	504,888
Asset-backed securities	183,660	319	(1,587)	182,392
Foreign government securities	144,566	3,237	(357)	147,446

Total fixed maturity securities	$5,921,487	$200,443	$(99,457)	$6,022,473

Equity securities	$464,388	$58,842	$(5,764)	$517,466

Substantially all of our fixed maturity securities are investment grade. The following tables display the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

March 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$25,035	$(400)	$-	$-	$25,035	$(400)
Fixed maturity securities of states, municipalities and political subdivisions	76,962	(1,924)	9,219	(437)	86,181	(2,361)
Special purpose revenue bonds of states, municipalities and political subdivisions	472,150	(14,315)	102,936	(5,892)	575,086	(20,207)
Corporate securities	247,972	(5,160)	36,873	(1,757)	284,845	(6,917)
Residential mortgage-backed securities	283,429	(10,749)	41,796	(4,144)	325,225	(14,893)
Commercial mortgage-backed securities	171,448	(7,196)	20,371	(1,612)	191,819	(8,808)
Asset-backed securities	158,396	(1,576)	-	-	158,396	(1,576)
Foreign government securities	29,280	(208)	-	-	29,280	(208)
Equity securities	99,429	(7,459)	252	(10)	99,681	(7,469)

Total	$1,564,101	$(48,987)	$211,447	$(13,852)	$1,775,548	$(62,839)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$23,717	$(495)	$-	$-	$23,717	$(495)
Fixed maturity securities of states, municipalities and political subdivisions	136,160	(5,277)	8,997	(702)	145,157	(5,979)
Special purpose revenue bonds of states, municipalities and political subdivisions	684,560	(35,832)	83,228	(10,926)	767,788	(46,758)
Corporate securities	277,853	(8,202)	35,437	(2,807)	313,290	(11,009)
Residential mortgage-backed securities	306,874	(15,861)	31,687	(4,075)	338,561	(19,936)
Commercial mortgage-backed securities	203,347	(12,611)	4,915	(725)	208,262	(13,336)
Asset-backed securities	126,922	(1,587)	-	-	126,922	(1,587)
Foreign government securities	78,182	(357)	-	-	78,182	(357)
Equity securities	75,620	(5,437)	7,016	(327)	82,636	(5,764)

Total	$1,913,235	$(85,659)	$171,280	$(19,562)	$2,084,515	$(105,221)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $1.0 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We recognized no other-than-temporary impairment losses in the first quarter of 2014 and 2013.

At March 31, 2014, we held approximately 2,750 fixed maturity and equity securities, of which 28% included at least one lot in an unrealized loss position. The related gross unrealized losses of $62.8 million in our portfolio relate to non-credit factors, such as interest rate changes and market conditions. We do not consider these gross unrealized losses to be other-than-temporary impairments at March 31, 2014 because: 1) as of that date, we have received all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities and 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The amortized cost and fair value of our fixed maturity securities at March 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.7 years at March 31, 2014.

	Cost or amortized cost	Fair value

Due in 1 year or less	$184,280	$188,085
Due after 1 year through 5 years	1,010,609	1,056,776
Due after 5 years through 10 years	1,427,804	1,497,909
Due after 10 years through 15 years	993,477	1,029,110
Due after 15 years	914,686	935,662

Securities with contractual maturities	4,530,856	4,707,542
Mortgage-backed and asset-backed securities	1,379,182	1,388,084

Total fixed maturity securities	$5,910,038	$6,095,626

Realized pretax gains (losses) on the sale of investments included the following:

	Three months ended March 31,
	2014	2013
Gains
Fixed maturity securities	$2,015	$4,591
Equity securities	24,438	1,340
Other investments	-	4,528

Total gains	26,453	10,459

Losses
Fixed maturity securities	(3,038)	(1,775)
Equity securities	(3,169)	(114)

Total losses	(6,207)	(1,889)

Net
Fixed maturity securities	(1,023)	2,816
Equity securities	21,269	1,226
Other investments	-	4,528

Net realized investment gain	$20,246	$8,570

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

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for all of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of March 31, 2014 or December 31, 2013.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices, but the market is inactive. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed maturity securities and an insurance contract that we account for as a derivative and classify in other assets. Our Level 3 category also includes a liability for future earnout payments due to former owners of a business we acquired, which is classified within accounts payable and accrued liabilities. We determine fair value of the derivative and the earnout payments based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Fixed maturity securities classified as Level 3 at December 31, 2013 included special purpose revenue bond auction rate securities, which had interest rates that reset at periodic intervals. These securities were thinly traded and observable market data was not readily available. We determined the fair value of these securities using prices quoted by a broker.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheets.

	Level 1	Level 2	Level 3	Total
March 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$83,462	$8,635	$-	$92,097
Fixed maturity securities of states, municipalities and political subdivisions	-	988,817	-	988,817
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,321,316	-	2,321,316
Corporate securities	-	1,211,037	150	1,211,187
Residential mortgage-backed securities	-	637,289	-	637,289
Commercial mortgage-backed securities	-	516,532	-	516,532
Asset-backed securities	-	234,263	-	234,263
Foreign government securities	-	94,125	-	94,125

Total fixed maturity securities	83,462	6,012,014	150	6,095,626
Equity securities	426,089	-	-	426,089
Short-term investments*	268,479	159,221	-	427,700
Restricted cash and securities	-	2,022	-	2,022
Premium, claims and other receivables	-	71,463	-	71,463
Other assets	20	-	1,167	1,187

Total assets measured at fair value	$778,050	$6,244,720	$1,317	$7,024,087

Notes payable*	$-	$773,615	$-	$773,615
Accounts payable and accrued liabilities - earnout liability	-	2,022	7,322	9,344

Total liabilities measured at fair value	$-	$775,637	$7,322	$782,959

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

*Carried at cost or amortized cost on consolidated balance sheet.

In the first quarter of 2013, we purchased $9.4 million of special purpose revenue bond auction rate securities, which we continued to hold and classify in Level 3 at December 31, 2013. We sold these securities in the first quarter of 2014. There were no transfers between Level 1, Level 2 or Level 3 in the first quarter of 2014 and 2013.

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

	Three months ended March 31,
	2014	2013

Direct written premium	$620,512	$581,571
Reinsurance assumed	126,210	138,634
Reinsurance ceded	(156,540)	(141,021)

Net written premium	$590,182	$579,184

Direct earned premium	$637,313	$616,405
Reinsurance assumed	76,023	85,272
Reinsurance ceded	(150,724)	(140,491)

Net earned premium	$562,612	$561,186

Direct loss and loss adjustment expense	$350,727	$357,512
Reinsurance assumed	41,802	39,691
Reinsurance ceded	(70,685)	(64,506)

Net loss and loss adjustment expense	$321,844	$332,697

Policy acquisition costs	$104,645	$100,286
Ceding commissions	(35,604)	(33,337)

Net policy acquisition costs	$69,041	$66,949

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	March 31,	December 31,
	2014	2013

Reinsurance recoverable on paid losses	$124,368	$156,026
Reinsurance recoverable on outstanding losses	459,900	459,134
Reinsurance recoverable on incurred but not reported losses	638,676	663,597
Reserve for uncollectible reinsurance	(1,500)	(1,500)

Total reinsurance recoverables	$1,221,444	$1,277,257

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows letters of credit and cash that are available to us as collateral, as well as amounts we owe reinsurers that can be offset against amounts due to us.

	March 31,	December 31,
	2014	2013

Payables to reinsurers	$204,741	$208,850
Letters of credit	99,078	100,529
Funds held in trust	93,920	88,310

Total credits	$397,739	$397,689

(5) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves). We recognized no prior year loss development in the first quarter of 2014 and 2013.

	Three months ended March 31,
	2014	2013

Reserves at beginning of year	$3,902,132	$3,767,850
Less reinsurance recoverables on reserves	1,122,731	1,018,047

Net reserves at beginning of period	2,779,401	2,749,803
Net loss and loss adjustment expense	321,844	332,697
Net loss and loss adjustment expense payments	(354,956)	(299,529)
Foreign currency adjustment	2,552	(21,729)

Net reserves at end of period	2,748,841	2,761,242
Plus reinsurance recoverables on reserves	1,098,576	1,012,920

Reserves at end of period	$3,847,417	$3,774,162

(6) Notes Payable

Our notes payable consisted of the following:

	March 31,	December 31,
	2014	2013

6.30% Senior Notes	$299,136	$299,098
$600.0 million Revolving Loan Facility	425,000	355,000

Total notes payable	$724,136	$654,098

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The weighted-average interest rate on borrowings under the Revolving Loan Facility (Facility) at March 31, 2014 was 1.4%. We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and our Standby Letter of Credit Facility (Standby Facility) at March 31, 2014.

On April 30, 2014, we entered into an agreement to modify our $600.0 million Facility. Under the amended agreement, we increased the borrowing capacity under the Facility to $825.0 million and extended the term two years to April 30, 2019. There were no other material changes to the Facility or to the terms and conditions of our Senior Notes or Standby Facility from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

(7) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

		Foreign	Accumulated
	Net unrealized	currency	other
	investment	translation	comprehensive
	gains	adjustment	income

Balance at December 31, 2013	$99,960	$18,691	$118,651
Other comprehensive income	42,350	1,220	43,570

Balance at March 31, 2014	$142,310	$19,911	$162,221

The changes in net unrealized investment gains (losses) during 2014 and 2013 included reclassifications of amounts into net earnings. The reclassifications recorded in our consolidated statements of earnings were as follows:

		Three months ended March 31,
		2014	2013

Net realized investment gain		$20,246	$8,570
Income tax expense		7,086	2,999

Total reclassifications		$13,160	$5,571

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Three months ended March 31,
	2014	2013

Net earnings	$107,911	$105,850
Less: net earnings attributable to unvested restricted stock	(1,692)	(1,782)

Net earnings available to common stock	$106,219	$104,068

Weighted-average common shares outstanding	98,662	99,056
Dilutive effect of outstanding securities (determined using treasury stock method)	251	231

Weighted-average common shares and potential common shares outstanding	98,913	99,287

Earnings per common share
Basic	$1.08	$1.05

Diluted	$1.07	$1.05

(9) Stock-Based Compensation

In 2014, we granted the following shares of common stock, restricted stock and restricted stock units.

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period

Common stock	6	$45.11	$258	None
Restricted stock	284	43.15	12,269	0 - 4 years
Restricted stock units	13	45.11	575	4 years

For common stock grants, we measure fair value based on the closing stock price of our common stock on the grant date and expense it on the grant date.

Certain awards of restricted stock and restricted stock units contain a performance condition based on the ultimate results for the applicable underwriting year. The number of such shares that vest could be higher or lower than initially granted. We measure fair value for these awards based on the closing price of our common stock on the grant date, and we recognize expense on a straight-line basis over the vesting period for those restricted stock awards or units expected to vest.

Certain of our executive officers were granted performance-based restricted stock in 2014. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is determined equally based on an operating return on equity performance factor and a total shareholder return performance factor.

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

The following tables present information by business segment.

	U.S. Property	Professional	Accident	U.S. Surety			Corporate
	& Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated

Three months ended March 31, 2014

Net earned premium	$97,052	$85,450	$232,143	$46,943	$100,733	$-	$291	$562,612
Other revenue	5,876	275	1,640	288	968	77,052	219	86,318

Segment revenue	102,928	85,725	233,783	47,231	101,701	77,052	510	648,930

Loss and LAE	46,655	51,132	168,999	13,696	41,615	-	(253)	321,844
Other expense	29,093	17,125	36,379	25,944	38,677	-	24,896	172,114

Segment expense	75,748	68,257	205,378	39,640	80,292	-	24,643	493,958

Segment pretax earnings (loss)	$27,180	$17,468	$28,405	$7,591	$21,409	$77,052	$(24,133)	$154,972

Three months ended March 31, 2013

Net earned premium	$93,531	$92,779	$217,125	$47,177	$105,142	$-	$5,432	$561,186
Other revenue	7,184	(414)	1,190	237	778	64,335	(130)	73,180

Segment revenue	100,715	92,365	218,315	47,414	105,920	64,335	5,302	634,366

Loss and LAE	52,156	56,386	160,427	13,214	45,919	-	4,595	332,697
Other expense	27,305	17,748	31,126	26,279	35,709	-	12,106	150,273

Segment expense	79,461	74,134	191,553	39,493	81,628	-	16,701	482,970

Segment pretax earnings (loss)	$21,254	$18,231	$26,762	$7,921	$24,292	$64,335	$(11,399)	$151,396

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(11) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis, hail storms and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first quarter of 2014 and 2013, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $4.6 million and $5.2 million, respectively, related to various small catastrophes.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios and some have no time limit. For those with a time limit, the longest indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure.

(12) Supplemental Information

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2014	2013

Income taxes paid (refunded)	$(478)	$32,142
Interest paid	1,539	1,390
Dividends declared but not paid at end of period	22,500	16,579
Purchases of common stock not paid at end of period	639	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of March 31, 2014 and December 31, 2013.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $45.54 on April 25, 2014, resulting in market capitalization of $4.6 billion.

We underwrite and manage a variety of largely non-correlated specialty insurance products through these five insurance underwriting segments: U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. We market our insurance products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies.

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

Our results and key metrics for the first quarter of 2014, compared to the first quarter of 2013, were as follows:

	Three months ended March 31,
	2014	2013

Net earnings	$107,911	$105,850

Earnings per diluted share	$1.07	$1.05

Net loss ratio	57.2%	59.3%
Expense ratio	25.8	24.5

Combined ratio	83.0%	83.8%

Key facts about our consolidated group as of and for the quarter ended March 31, 2014 are as follows:

•	We had consolidated shareholders’ equity of $3.8 billion, with book value per share of $37.79.

•	We produced total revenue of $648.9 million, of which 87% related to net earned premium and 9% related to net investment income.

•	We purchased $31.4 million of our common stock at an average cost of $42.66 per share.

•	We declared dividends of $0.225 per share and paid $22.6 million of dividends.

•	Our debt to capital ratio was 16.1%.

Comparisons in the following sections refer to the first quarter of 2014 compared to the same period of 2013. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Revenue

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Three months ended March 31,
	2014	2013

U.S. Property & Casualty	$173,007	$175,137
Professional Liability	105,428	104,019
Accident & Health	235,917	215,561
U.S. Surety & Credit	51,052	52,249
International	181,027	167,807
Exited Lines	291	5,432

Total gross written premium	$746,722	$720,205

U.S. Property & Casualty	$90,008	$103,882
Professional Liability	69,601	67,626
Accident & Health	234,751	215,268
U.S. Surety & Credit	44,081	45,504
International	151,450	141,472
Exited Lines	291	5,432

Total net written premium	$590,182	$579,184

U.S. Property & Casualty	$97,052	$93,531
Professional Liability	85,450	92,779
Accident & Health	232,143	217,125
U.S. Surety & Credit	46,943	47,177
International	100,733	105,142
Exited Lines	291	5,432

Total net earned premium	$562,612	$561,186

Growth in written premium occurred primarily in the: 1) Accident & Health segment, from growth of our medical stop-loss and short-term medical products and 2) International segment, from growth in all lines of business other than property treaty. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance underwriting segment.

Net investment income, which is included in our Investing segment, increased 2% quarter-over-quarter primarily due to higher dividend income from equity securities, partially offset by lower income from reduced reinvestment yields. Our net realized investment gain increased $11.7 million, principally due to the sale of equity securities in the first quarter of 2014. The cost basis of our fixed maturity and equity securities portfolio increased 3% from $6.1 billion at March 31, 2013 to $6.3 billion at March 31, 2014. The growth resulted primarily from cash flow from operations.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Three months ended March 31,
	2014	2013

U.S. Property & Casualty	$46,655	$52,156
Professional Liability	51,132	56,386
Accident & Health	168,999	160,427
U.S. Surety & Credit	13,696	13,214
International	41,615	45,919
Exited Lines	(253)	4,595

Net loss and loss adjustment expense	$321,844	$332,697

U.S. Property & Casualty	48.1%	55.8%
Professional Liability	59.8	60.8
Accident & Health	72.8	73.9
U.S. Surety & Credit	29.2	28.0
International	41.3	43.7

Consolidated net loss ratio	57.2%	59.3%

Consolidated accident year net loss ratio	57.2%	59.3%

Net loss and loss adjustment expense (referred to as loss expense) decreased $10.9 million in the first quarter of 2014 compared to the same period in 2013. The lower loss expense stemmed from our: 1) U.S. Property & Casualty segment, due to lower losses in our public risk business, 2) Professional Liability segment, primarily due to lower earned premium and 3) International segment, due to lower earned premium in our property treaty line of business and a lower loss ratio in our surety & credit line of business. These decreases were partially offset by higher loss expense in our Accident & Health segment, from growth of our medical stop-loss and short-term medical products. We recognized no prior year loss development in the first quarter of 2014 and 2013. See the “Segment Operations” section below for additional discussion of the changes in our loss expense, as well as discussion of the net loss ratios for each segment for 2014 and 2013.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Three months ended March 31,
	2014	2013

Net reserves at beginning of period	$2,779,401	$2,749,803
Net loss and loss adjustment expense	321,844	332,697
Net loss and loss adjustment expense payments	(354,956)	(299,529)
Foreign currency adjustment	2,552	(21,729)

Net reserves at end of period	$2,748,841	$2,761,242

Net paid loss ratio	63.1%	53.4%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. In the first quarter of 2014, we paid $85.0 million to settle claims related to Spanish surety bonds, of which approximately 60% was reinsured, increasing the net paid loss ratio by 6.3 percentage points.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 12.3% and 11.9% for the first quarter of 2014 and 2013, respectively. The difference between periods primarily related to increased commission rates on certain of our businesses.

Other Operating Expense

Other operating expense increased 25% in 2014 compared to 2013, primarily due to the quarter-over-quarter fluctuation in foreign currency benefit/expense. We recognized foreign currency expense of $3.9 million in the first quarter of 2014, compared to a foreign currency benefit of $11.0 million in the first quarter of 2013. The foreign currency benefit/expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar.

Excluding the effect of foreign currency benefit/expense, other operating expense increased 5% quarter-over-quarter, mainly due to increased compensation and benefit costs in 2014 for our 1,917 employees. Other operating expense included stock-based compensation expense of $4.2 million in 2014 and $2.9 million in 2013. At March 31, 2014, there was approximately $36.1 million of total unrecognized compensation expense related to unvested restricted stock awards and units, options and our employee stock purchase plan that is expected to be recognized over a weighted-average period of 2.7 years.

Interest Expense

Interest expense was $7.1 million and $6.5 million in the first quarter of 2014 and 2013, respectively, and included $4.8 million in each period for our Senior Notes.

Income Tax Expense

Our effective income tax rate was 30.4% for the first quarter of 2014, compared to 30.1% for the same period of 2013.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Certain segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit our losses from both individual policy losses and multiple policy losses from catastrophic occurrences and from aggregate losses in a year. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our insurance underwriting segments and our Investing segment.

In 2014, we changed the presentation of certain categories of business that we disclose for our insurance underwriting segments and recast prior period financial data to be comparative with the revised presentation. However, we did not change our reportable segments. We believe this realignment of certain categories within segments provides better operational information for management and our shareholders.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Three months ended March 31,
	2014	2013

Net earned premium	$97,052	$93,531
Other revenue	5,876	7,184

Segment revenue	102,928	100,715

Loss and loss adjustment expense, net	46,655	52,156
Other expense	29,093	27,305

Segment expense	75,748	79,461

Segment pretax earnings	$27,180	$21,254

Net loss ratio	48.1%	55.8%
Expense ratio	28.3	27.1

Combined ratio	76.4%	82.9%

Aviation	$26,759	$27,857
Liability	26,638	23,950
Sports & Entertainment	8,137	6,312
Public Risk	13,034	16,360
Other	22,484	19,052

Total net earned premium	$97,052	$93,531

Aviation	60.0%	61.7%
Liability	60.0	63.2
Sports & Entertainment	47.7	49.3
Public Risk	58.7	78.2
Other	13.7	20.6

Total net loss ratio	48.1%	55.8%

	Three months ended March 31,
	2014	2013

Aviation	$32,447	$36,998
Liability	43,472	37,093
Sports & Entertainment	42,142	34,435
Public Risk	20,723	21,441
Other	34,223	45,170

Total gross written premium	$173,007	$175,137

Aviation	$25,323	$28,614
Liability	31,095	27,244
Sports & Entertainment	7,065	5,773
Public Risk	10,888	15,771
Other	15,637	26,480

Total net written premium	$90,008	$103,882

Our U.S. Property & Casualty segment pretax earnings increased 28% quarter-over-quarter, primarily due to higher net earned premium and lower loss expense. Gross written premium decreased in the first quarter of 2014 from lower writings of Aviation business, due to price competition, and reduced writings of residual value and other products, included in Other. These reductions were largely offset by increased writings of our casualty business, included in Liability, and our disability product, included in Sports & Entertainment. Net written premium for Public Risk decreased in 2014 due to changes in our reinsurance program. Higher net earned premium, due to growth in our casualty business and the other products mentioned above, was partially offset by reduced premium earned by our Public Risk business. Loss expense decreased in 2014, compared to 2013, primarily due to lower losses in Public Risk based our on re-underwriting of that book of business in 2013. The segment’s expense ratio increased in 2014 due to higher compensation costs.

Regarding changes in presentation, the segment now includes Liability and Sports & Entertainment categories. The Liability category includes the prior E&O category, as well as EPLI, primary casualty and excess casualty, which were previously included in the Other category. The Sports & Entertainment category includes disability and contingency, which were previously included in the Other category.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Three months ended March 31,
	2014	2013

Net earned premium	$85,450	$92,779
Other revenue	275	(414)

Segment revenue	85,725	92,365

Loss and loss adjustment expense, net	51,132	56,386
Other expense	17,125	17,748

Segment expense	68,257	74,134

Segment pretax earnings	$17,468	$18,231

Net loss ratio	59.8%	60.8%
Expense ratio	20.0	19.2

Combined ratio	79.8%	80.0%

Gross written premium	$105,428	$104,019

Net written premium	$69,601	$67,626

Our Professional Liability segment pretax earnings decreased 4% in the first quarter of 2014, compared to the same period of 2013, due to lower net earned premium that was partially offset by an improved net loss ratio. The decrease in net earned premium related to lower net written premium in the second half of 2013, compared to the second half of 2012.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Three months ended March 31,
	2014	2013

Net earned premium	$232,143	$217,125
Other revenue	1,640	1,190

Segment revenue	233,783	218,315

Loss and loss adjustment expense, net	168,999	160,427
Other expense	36,379	31,126

Segment expense	205,378	191,553

Segment pretax earnings	$28,405	$26,762

Net loss ratio	72.8%	73.9%
Expense ratio	15.6	14.3

Combined ratio	88.4%	88.2%

Medical Stop-loss	$214,230	$202,594
Other	17,913	14,531

Total net earned premium	$232,143	$217,125

Medical Stop-loss	74.9%	75.2%
Other	48.1	56.3

Total net loss ratio	72.8%	73.9%

Medical Stop-loss	$215,398	$202,808
Other	20,519	12,753

Total gross written premium	$235,917	$215,561

Medical Stop-loss	$214,232	$202,594
Other	20,519	12,674

Total net written premium	$234,751	$215,268

The Accident & Health segment pretax earnings increased 6% in the first quarter of 2014, compared to the same period of 2013. This increase was directly attributable to writing new medical stop-loss and short-term medical business, as well as rate increases on renewal business in 2014. The segment’s expense ratio increased in 2014 due to higher commissions related to the short-term medical product, as well as higher compensation costs.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Three months ended March 31,
	2014	2013

Net earned premium	$46,943	$47,177
Other revenue	288	237

Segment revenue	47,231	47,414

Loss and loss adjustment expense, net	13,696	13,214
Other expense	25,944	26,279

Segment expense	39,640	39,493

Segment pretax earnings	$7,591	$7,921

Net loss ratio	29.2%	28.0%
Expense ratio	54.9	55.4

Combined ratio	84.1%	83.4%

Surety	$34,845	$35,607
Credit	12,098	11,570

Total net earned premium	$46,943	$47,177

Surety	25.1%	25.0%
Credit	41.0	37.4

Total net loss ratio	29.2%	28.0%

Surety	$37,202	$37,696
Credit	13,850	14,553

Total gross written premium	$51,052	$52,249

Surety	$32,816	$33,690
Credit	11,265	11,814

Total net written premium	$44,081	$45,504

Our U.S. Surety & Credit segment pretax earnings were flat year-over-year based on stable writings in both our surety and credit lines of business and continued expense management.

International Segment

The following tables summarize the operations of the International segment.

	Three months ended March 31,
	2014	2013

Net earned premium	$100,733	$105,142
Other revenue	968	778

Segment revenue	101,701	105,920

Loss and loss adjustment expense, net	41,615	45,919
Other expense	38,677	35,709

Segment expense	80,292	81,628

Segment pretax earnings	$21,409	$24,292

Net loss ratio	41.3%	43.7%
Expense ratio	38.0	33.7

Combined ratio	79.3%	77.4%

Marine & Energy	$21,847	$25,708
Property Treaty	24,765	28,755
Surety & Credit	19,936	18,213
Liability	19,136	17,175
Other	15,049	15,291

Total net earned premium	$100,733	$105,142

Marine & Energy	47.8%	49.6%
Property Treaty	20.9	24.3
Surety & Credit	48.6	63.5
Liability	51.3	49.9
Other	43.1	39.5

Total net loss ratios	41.3%	43.7%

Marine & Energy	$37,748	$34,622
Property Treaty	67,992	72,345
Surety & Credit	26,357	21,166
Liability	22,691	18,133
Other	26,239	21,541

Total gross written premium	$181,027	$167,807

	Three months ended March 31,
	2014	2013

Marine & Energy	$24,885	$21,473
Property Treaty	60,538	66,167
Surety & Credit	23,047	18,649
Liability	21,144	16,570
Other	21,836	18,613

Total net written premium	$151,450	$141,472

Our International segment pretax earnings decreased $2.9 million in the first quarter of 2014, compared to the same period of 2013, due to lower net earned premium and a higher combined ratio in 2014. The 2014 and 2013 pretax earnings included $4.6 million and $5.2 million, respectively, of net catastrophe losses related to small catastrophes in our property treaty line of business. Gross written premium and net written premium increased in 2014, compared to 2013, due to increased writings in most of the segment’s lines of business, partially offset by decreased writings of property treaty business. The segment’s expense ratio increased in 2014 primarily due to higher compensation expense and the stronger British pound sterling compared to the U.S. dollar in 2014.

Regarding changes in presentation, the Marine & Energy category now includes the marine business, which was previously included in the Other category.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.1 billion of fixed maturity securities at March 31, 2014. Substantially all of our fixed maturity securities were investment grade and 72% were rated AAA or AA. In addition, we held $426.1 million of equity securities at March 31, 2014.

The following tables summarize the results and certain key metrics of our Investing segment.

	Three months ended March 31,
	2014	2013
Net investment income from:
Fixed maturity securities
Taxable	$23,260	$25,960
Exempt from U.S. income taxes	28,583	27,889

Total fixed maturity securities	51,843	53,849
Equity securities	6,637	3,580
Other	431	(35)

Total investment income	58,911	57,394
Investment expense	(2,105)	(1,629)

Total net investment income	56,806	55,765
Net realized investment gain	20,246	8,570

Segment pretax earnings	$77,052	$64,335

Fixed maturity securities:
Average yield *	3.5%	3.7%
Average tax equivalent yield *	4.4%	4.6%
Weighted-average life	8.2 years	8.3 years
Weighted-average duration	5.0 years	4.9 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

This table summarizes our investments by type, all of which were reported at fair value, at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$92,097	1%	$92,709	1%
Fixed maturity securities of states, municipalities and political subdivisions	988,817	14	986,486	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,321,316	34	2,265,195	34
Corporate securities	1,211,187	18	1,225,238	18
Residential mortgage-backed securities	637,289	9	618,119	9
Commercial mortgage-backed securities	516,532	8	504,888	7
Asset-backed securities	234,263	3	182,392	3
Foreign government securities	94,125	1	147,446	2
Equity securities	426,089	6	517,466	8
Short-term investments	427,700	6	178,753	3

Total investments	$6,949,415	100%	$6,718,692	100%

In the first quarter of 2014, we sold equity securities with a book value of $142.0 million, and realized a net gain of $21.3 million, in order to reposition our overall investment portfolio.

At March 31, 2014, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $488.6 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $94.1 million. At December 31, 2013, we held $497.0 million and $147.4 million, respectively.

Our total investments increased $230.7 million in 2014, principally from a $65.8 million increase in the pretax net unrealized gain and newly generated cash flow. At March 31, 2014, the net unrealized gain on our investment portfolio was $219.9 million, compared to $154.1 million at December 31, 2013. The increase in the net unrealized gain was due to the decline in interest rates in 2014. Rates on 10-year U.S. Treasury notes declined 31 basis points in the first quarter of 2014.

The ratings of our individual securities within our fixed maturity securities portfolio at March 31, 2014 were as follows:

	Amount	%

AAA	$846,813	14%
AA	3,526,715	58
A	1,279,569	21
BBB	293,143	5
BB and below	149,386	2

Total fixed maturity securities	$6,095,626	100%

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Three months ended March 31,
	2014	2013

Net earned premium	$291	$5,432
Other revenue	219	(130)

Total revenue	510	5,302

Loss and loss adjustment expense, net	(253)	4,595
Other expense - Exited Lines	953	1,339
Other expense - Corporate	12,971	15,365
Interest expense	7,061	6,386
Foreign currency expense (benefit)	3,911	(10,984)

Total expense	24,643	16,701

Pretax loss	$(24,133)	$(11,399)

Net earned premium decreased quarter-over-quarter as we wrote less business due to our exiting HMO and medical excess reinsurance in late 2012. Premium related to the other products included in Exited Lines was insignificant in both periods. The loss and loss adjustment expense in 2013 related to the HMO and medical excess reinsurance products.

Our Corporate expenses not allocated to the segments decreased quarter-over-quarter, primarily due to lower compensation and benefit costs and allocation of certain stock-based compensation expense to our insurance underwriting segments beginning in 2014. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) our investment portfolio, most of which is held by our insurance companies, 3) our revolving loan and standby letter of credit facilities and 4) a $1.0 billion shelf registration. Our sources of liquidity are discussed below.

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

The components of our net operating cash flows are summarized in the following table.

	Three months ended March 31,
	2014	2013

Net earnings	$107,911	$105,850
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables	26,907	(2,934)
Change in unearned premium, net	26,536	15,708
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	1,305	17,793
Change in accounts payable and accrued liabilities	(51,885)	(101,424)
Gain on investments	(20,246)	(8,570)
Other, net	4,936	(24,326)

Cash provided by operating activities	$95,464	$2,097

Our cash provided by operating activities was $95.5 million in the first quarter of 2014, compared to $2.1 million in the same period of 2013. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, for which we record a liability within accounts payable and accrued liabilities. We refunded U.S. surety collateral of $6.1 million in 2014 and $67.1 million in 2013. In addition, we paid $32.1 million of income tax payments in 2013, compared to minimal payments in 2014. Other fluctuations in our cash provided by operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables.

The net impact of our payment of claims and collection of recoverables related to Spanish surety bonds is expected to impact our cash provided by operating activities in future periods, although the amount and timing of such payments and receipts are not determinable at this time.

Investments

At March 31, 2014, we held a $6.9 billion investment portfolio, which included $427.7 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities, to generate cash if needed. The parent company held $680.8 million of cash and investments at March 31, 2014, which are available to cover the holding company’s required cash disbursements.

Revolving Loan and Standby Letter of Credit Facilities

At March 31, 2014, we maintained a $600.0 million Revolving Loan Facility (Facility) with $169.1 million of available capacity. During the past several years, we used the Facility to fund purchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock in 2014. On April 30, 2014, we entered into an agreement to modify the Facility. Under the amended agreement, we increased the borrowing capacity under the Facility to $825.0 million and extended the term two years to April 30, 2019. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Standby Facility expires in 2017. See Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to the Facility, the Standby Facility and our long-term debt.

Share Purchases

In 2012, the Board approved a $300.0 million stock purchase plan (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. As of April 25, 2014, $167.9 million of repurchase authority remains under the Plan.

We purchased our common stock in the first quarter of 2014 and 2013 as follows:

	Three months ended March 31,
	2014	2013

Shares of common stock	736	734
Total cost	$31,413	$28,769
Weighted-average cost per share	$42.66	$39.18

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

Critical Accounting Policies

We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2013. We have made no changes in the identification or methods of application of these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014 using criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of March 31, 2014.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the first quarter of 2014 were as follows:

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

January	-	-	-	$207,572,469
February	564,100	$41.99	564,100	$183,888,053
March	172,186	$44.88	172,186	$176,159,807

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit
Number

3.1		Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2		Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).

4.1		Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2		Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

12	†	Statement Regarding Computation of Ratios.

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

May 2, 2014	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

May 2, 2014	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer