Form 10-Q
period 2014-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2014-08-04
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2014.
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

On July 25, 2014, there were approximately 100.0 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	June 30, 2014	December 31, 2013

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2014 – $6,078,453 and 2013 – $5,921,487)	$6,333,191	$6,022,473
Equity securities – available for sale, at fair value (cost: 2014 – $394,685 and 2013 – $464,388)	448,685	517,466
Short-term investments, at cost (approximates fair value)	342,335	178,753

Total investments	7,124,211	6,718,692

Cash	70,907	58,301
Restricted cash and securities	130,920	125,777
Premium, claims and other receivables	676,340	580,107
Reinsurance recoverables	1,178,200	1,277,257
Ceded unearned premium	340,853	305,438
Ceded life and annuity benefits	53,406	56,491
Deferred policy acquisition costs	226,333	201,698
Goodwill	895,799	895,200
Other assets	165,022	125,559

Total assets	$10,861,991	$10,344,520

LIABILITIES

Loss and loss adjustment expense payable	$3,841,497	$3,902,132
Life and annuity policy benefits	53,406	56,491
Reinsurance, premium and claims payable	388,855	332,985
Unearned premium	1,272,969	1,134,849
Deferred ceding commissions	100,571	89,528
Notes payable	734,174	654,098
Accounts payable and accrued liabilities	556,464	500,007

Total liabilities	6,947,936	6,670,090

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2014 – 126,252 and 2013 – 125,577; outstanding: 2014 – 100,050 and 2013 – 100,336)	126,252	125,577
Additional paid-in capital	1,091,773	1,073,105
Retained earnings	3,245,554	3,085,501
Accumulated other comprehensive income	220,422	118,651
Treasury stock, at cost (shares: 2014 – 26,202 and 2013 – 25,241)	(769,946)	(728,404)

Total shareholders’ equity	3,914,055	3,674,430

Total liabilities and shareholders’ equity	$10,861,991	$10,344,520

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

REVENUE

Net earned premium	$1,134,860	$1,122,542	$572,248	$561,356
Net investment income	113,244	111,433	56,438	55,668
Other operating income	19,249	16,629	9,983	7,784
Net realized investment gain	25,151	13,193	4,905	4,623

Total revenue	1,292,504	1,263,797	643,574	629,431

EXPENSE

Loss and loss adjustment expense, net	648,938	672,171	327,094	339,474
Policy acquisition costs, net	142,011	137,745	72,970	70,796
Other operating expense	194,955	164,572	99,001	87,719
Interest expense	13,984	13,082	6,865	6,611

Total expense	999,888	987,570	505,930	504,600

Earnings before income tax expense	292,616	276,227	137,644	124,831
Income tax expense	87,569	82,215	40,508	36,669

Net earnings	$205,047	$194,012	$97,136	$88,162

Earnings per common share

Basic	$2.05	$1.93	$0.97	$0.88

Diluted	$2.04	$1.92	$0.97	$0.87

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earnings	$205,047	$194,012	$97,136	$88,162

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during the period	179,825	(247,429)	93,745	(217,034)
Income tax charge (benefit)	63,818	(87,443)	33,248	(77,116)

Investment gains (losses), net of tax	116,007	(159,986)	60,497	(139,918)

Less reclassification adjustments to:
Net realized investment gain	25,151	13,193	4,905	4,623
Income tax expense	8,803	4,618	1,717	1,619

Total reclassifications included in net earnings, net of tax	16,348	8,575	3,188	3,004

Net unrealized investment gains (losses)	99,659	(168,561)	57,309	(142,922)

Foreign currency translation adjustment	1,691	(1,145)	903	911
Income tax charge (benefit)	(421)	(554)	11	(30)

Foreign currency translation adjustment, net of tax	2,112	(591)	892	941

Other comprehensive income (loss)	101,771	(169,152)	58,201	(141,981)

Comprehensive income (loss)	$306,818	$24,860	$155,337	$(53,819)

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Six months ended June 30, 2014

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2013	$125,577	$1,073,105	$3,085,501	$118,651	$(728,404)	$3,674,430

Net earnings	-	-	205,047	-	-	205,047

Other comprehensive income	-	-	-	101,771	-	101,771

Issuance of 301 shares for exercise of options, including tax effect	301	9,786	-	-	-	10,087

Issuance of 44 shares for employee stock purchase plan	44	1,578	-	-	-	1,622

Purchase of 961 common shares	-	-	-	-	(41,542)	(41,542)

Stock-based compensation	330	7,304	-	-	-	7,634

Cash dividends declared, $0.45 per share	-	-	(44,994)	-	-	(44,994)

Balance at June 30, 2014	$126,252	$1,091,773	$3,245,554	$220,422	$(769,946)	$3,914,055

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2014	2013

Operating activities
Net earnings	$205,047	$194,012
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(109,043)	(99,897)
Change in reinsurance recoverables	96,770	(17,018)
Change in ceded unearned premium	(35,485)	(35,032)
Change in loss and loss adjustment expense payable	(57,118)	52,026
Change in unearned premium	138,248	119,759
Change in reinsurance, premium and claims payable	55,764	43,237
Change in accounts payable and accrued liabilities	(69,414)	(119,103)
Stock-based compensation expense	10,303	6,955
Depreciation and amortization expense	8,289	9,093
Gain on investments	(25,151)	(13,193)
Other, net	(22,924)	(38,849)

Cash provided by operating activities	195,286	101,990

Investing activities
Sales of available for sale fixed maturity securities	286,843	171,801
Sales of equity securities	170,182	44,308
Sales of other investments	-	23,719
Maturity or call of available for sale fixed maturity securities	269,468	375,924
Cost of available for sale fixed maturity securities acquired	(675,945)	(756,782)
Cost of equity securities acquired	(78,817)	(114,685)
Change in short-term investments	(168,241)	145,977
Payments for purchase of businesses	(2,579)	(8,214)
Proceeds from sales of subsidiaries	12,942	507
Other, net	(3,902)	(2,698)

Cash used by investing activities	(190,049)	(120,143)

Financing activities
Advances on line of credit	140,000	70,000
Payments on line of credit	(60,000)	(15,000)
Sale of common stock	11,709	7,408
Purchase of common stock	(41,542)	(46,586)
Dividends paid	(45,076)	(33,250)
Other, net	2,278	3,544

Cash provided (used) by financing activities	7,369	(13,884)

Net increase (decrease) in cash	12,606	(32,037)
Cash at beginning of year	58,301	71,390

Cash at end of period	$70,907	$39,353

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

Goodwill

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying value. We conducted our annual goodwill impairment test as of June 30, 2014, which is consistent with the timeframe for our annual assessment in prior years. This test consisted of a qualitative assessment in which we determined that it is more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2014.

Recent Accounting Guidance

A new accounting standard issued in the second quarter of 2014 will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration/payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or investment income. The new standard also requires enhanced disclosures about revenue. This accounting guidance is effective in the first quarter of 2017 and may be applied on a full retrospective or modified retrospective approach. We are currently assessing the impact the implementation of this standard will have on our consolidated financial statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(2)  Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2014

U.S. government and government agency securities	$84,479	$1,354	$(206)	$85,627
Fixed maturity securities of states, municipalities and political subdivisions	905,732	60,882	(909)	965,705
Special purpose revenue bonds of states, municipalities and political subdivisions	2,263,181	121,364	(7,582)	2,376,963
Corporate securities	1,151,993	51,846	(4,128)	1,199,711
Residential mortgage-backed securities	753,516	19,881	(8,863)	764,534
Commercial mortgage-backed securities	530,075	20,941	(3,899)	547,117
Asset-backed securities	304,866	622	(1,092)	304,396
Foreign government securities	84,611	4,630	(103)	89,138

Total fixed maturity securities	$6,078,453	$281,520	$(26,782)	$6,333,191

Equity securities	$394,685	$59,130	$(5,130)	$448,685

December 31, 2013

U.S. government and government agency securities	$91,047	$2,157	$(495)	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	941,580	50,885	(5,979)	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	2,240,412	71,541	(46,758)	2,265,195
Corporate securities	1,195,387	40,860	(11,009)	1,225,238
Residential mortgage-backed securities	622,766	15,289	(19,936)	618,119
Commercial mortgage-backed securities	502,069	16,155	(13,336)	504,888
Asset-backed securities	183,660	319	(1,587)	182,392
Foreign government securities	144,566	3,237	(357)	147,446

Total fixed maturity securities	$5,921,487	$200,443	$(99,457)	$6,022,473

Equity securities	$464,388	$58,842	$(5,764)	$517,466

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

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
June 30, 2014

Fixed maturity securities
U.S. government and government agency securities	$5,838	$(6)	$11,410	$(200)	$17,248	$(206)
Fixed maturity securities of states, municipalities and political subdivisions	6,015	(34)	38,173	(875)	44,188	(909)
Special purpose revenue bonds of states, municipalities and political subdivisions	51,330	(200)	327,557	(7,382)	378,887	(7,582)
Corporate securities	73,935	(366)	105,399	(3,762)	179,334	(4,128)
Residential mortgage-backed securities	58,198	(272)	259,170	(8,591)	317,368	(8,863)
Commercial mortgage-backed securities	-	-	150,806	(3,899)	150,806	(3,899)
Asset-backed securities	115,769	(927)	7,080	(165)	122,849	(1,092)
Foreign government securities	19,363	(55)	7,193	(48)	26,556	(103)
Equity securities	63,229	(4,599)	6,952	(531)	70,181	(5,130)

Total	$393,677	$(6,459)	$913,740	$(25,453)	$1,307,417	$(31,912)

December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$23,717	$(495)	$-	$-	$23,717	$(495)
Fixed maturity securities of states, municipalities and political subdivisions	136,160	(5,277)	8,997	(702)	145,157	(5,979)
Special purpose revenue bonds of states, municipalities and political subdivisions	684,560	(35,832)	83,228	(10,926)	767,788	(46,758)
Corporate securities	277,853	(8,202)	35,437	(2,807)	313,290	(11,009)
Residential mortgage-backed securities	306,874	(15,861)	31,687	(4,075)	338,561	(19,936)
Commercial mortgage-backed securities	203,347	(12,611)	4,915	(725)	208,262	(13,336)
Asset-backed securities	126,922	(1,587)	-	-	126,922	(1,587)
Foreign government securities	78,182	(357)	-	-	78,182	(357)
Equity securities	75,620	(5,437)	7,016	(327)	82,636	(5,764)

Total	$1,913,235	$(85,659)	$171,280	$(19,562)	$2,084,515	$(105,221)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

At June 30, 2014, we held approximately 2,760 fixed maturity and equity securities, of which 20% included at least one lot in an unrealized loss position. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $1.0 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We do not consider the $31.9 million of gross unrealized losses in our portfolio at June 30, 2014 to be other-than-temporary impairments as these losses relate to non-credit factors, such as interest rate changes and market conditions. We recognized no other-than-temporary impairment losses in the first six months of 2014 and 2013.

The amortized cost and fair value of our fixed maturity securities at June 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.5 years at June 30, 2014.

			Cost or amortized cost	Fair value

Due in 1 year or less			$192,394	$195,936
Due after 1 year through 5 years			1,012,738	1,064,207
Due after 5 years through 10 years			1,366,848	1,450,529
Due after 10 years through 15 years			942,481	992,274
Due after 15 years			975,535	1,014,198

Securities with contractual maturities			4,489,996	4,717,144
Mortgage-backed and asset-backed securities			1,588,457	1,616,047

Total fixed maturity securities			$6,078,453	$6,333,191

Realized pretax gains (losses) on the sale of investments included the following:
	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Gains
Fixed maturity securities	$6,150	$4,139	$4,135	$635
Equity securities	25,863	5,989	1,425	4,649
Other investments	-	5,345	-	817

Total gains	32,013	15,473	5,560	6,101

Losses
Fixed maturity securities	(3,688)	(994)	(650)	(306)
Equity securities	(3,174)	(1,286)	(5)	(1,172)

Total losses	(6,862)	(2,280)	(655)	(1,478)

Net
Fixed maturity securities	2,462	3,145	3,485	329
Equity securities	22,689	4,703	1,420	3,477
Other investments	-	5,345	-	817

Net realized investment gain	$25,151	$13,193	$4,905	$4,623

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

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of June 30, 2014 or December 31, 2013.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices in an inactive market. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

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

	Level 1	Level 2	Level 3	Total

June 30, 2014

Fixed maturity securities
U.S. government and government agency securities	$77,934	$7,693	$-	$85,627
Fixed maturity securities of states, municipalities and political subdivisions	-	965,705	-	965,705
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,376,963	-	2,376,963
Corporate securities	-	1,199,562	149	1,199,711
Residential mortgage-backed securities	-	764,534	-	764,534
Commercial mortgage-backed securities	-	547,117	-	547,117
Asset-backed securities	-	304,396	-	304,396
Foreign government securities	-	89,138	-	89,138

Total fixed maturity securities	77,934	6,255,108	149	6,333,191
Equity securities	448,685	-	-	448,685
Short-term investments*	186,602	155,733	-	342,335
Restricted cash and securities	-	2,269	-	2,269
Premium, claims and other receivables	-	63,802	-	63,802
Other assets	20	-	1,099	1,119

Total assets measured at fair value	$713,241	$6,476,912	$1,248	$7,191,401

Notes payable*	$-	$783,738	$-	$783,738
Accounts payable and accrued liabilities - earnout liability	-	2,269	7,386	9,655

Total liabilities measured at fair value	$-	$786,007	$7,386	$793,393

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

In the first quarter of 2013, we purchased $9.4 million of special purpose revenue bond auction rate securities, which we continued to hold and classify in Level 3 at December 31, 2013. We sold these securities in the first quarter of 2014. There were no transfers between Level 1, Level 2 or Level 3 in the first six months of 2014 and 2013.

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

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Direct written premium	$1,369,751	$1,294,681	$749,239	$713,110
Reinsurance assumed	209,700	234,967	83,490	96,333
Reinsurance ceded	(342,255)	(321,430)	(185,715)	(180,409)

Net written premium	$1,237,196	$1,208,218	$647,014	$629,034

Direct earned premium	$1,288,995	$1,237,629	$651,682	$621,224
Reinsurance assumed	152,341	171,308	76,318	86,036
Reinsurance ceded	(306,476)	(286,395)	(155,752)	(145,904)

Net earned premium	$1,134,860	$1,122,542	$572,248	$561,356

Direct loss and loss adjustment expense	$725,911	$693,480	$375,184	$335,968
Reinsurance assumed	63,274	110,708	21,472	71,017
Reinsurance ceded	(140,247)	(132,017)	(69,562)	(67,511)

Net loss and loss adjustment expense	$648,938	$672,171	$327,094	$339,474

Policy acquisition costs	$215,210	$204,031	$110,565	$103,745
Ceding commissions	(73,199)	(66,286)	(37,595)	(32,949)

Net policy acquisition costs	$142,011	$137,745	$72,970	$70,796

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.
			June 30,	December 31,
			2014	2013

Reinsurance recoverable on paid losses			$98,451	$156,026
Reinsurance recoverable on outstanding losses			453,653	459,134
Reinsurance recoverable on incurred but not reported losses			627,596	663,597
Reserve for uncollectible reinsurance			(1,500)	(1,500)

Total reinsurance recoverables			$1,178,200	$1,277,257

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

	June 30,	December 31,
	2014	2013

Payables to reinsurers	$220,281	$208,850
Letters of credit	85,752	100,529
Funds held in trust	148,508	88,310

Total credits	$454,541	$397,689

(5) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves).

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Reserves at beginning of period	$3,902,132	$3,767,850	$3,847,417	$3,774,162
Less reinsurance recoverables on reserves	1,122,731	1,018,047	1,098,576	1,012,920

Net reserves at beginning of period	2,779,401	2,749,803	2,748,841	2,761,242
Net loss and loss adjustment expense	648,938	672,171	327,094	339,474
Net loss and loss adjustment expense payments	(674,070)	(586,326)	(319,114)	(286,797)
Foreign currency adjustment	5,979	(24,627)	3,427	(2,898)

Net reserves at end of period	2,760,248	2,811,021	2,760,248	2,811,021
Plus reinsurance recoverables on reserves	1,081,249	1,003,663	1,081,249	1,003,663

Reserves at end of period	$3,841,497	$3,814,684	$3,841,497	$3,814,684

We recognized no loss development in the first six months or second quarter of 2014. In the first six months and second quarter of 2013, we recognized favorable development of $9.5 million in our U.S. Surety & Credit segment and $2.3 million in our International segment. Our review of reserves in our U.S. Surety & Credit segment at that time indicated better experience than our actuarial expectations compared to the prior year review. As a result, we recognized favorable development of $3.7 million and $5.8 million for our surety and credit lines of business, respectively, related to the 2010 and prior underwriting years. In the International segment, we released catastrophe reserves related to the 2010 New Zealand earthquake, due to settlement of these claims in 2013.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(6) Notes Payable

Our notes payable consisted of the following:

		June 30,	December 31,
		2014	2013

6.30% Senior Notes		$299,174	$299,098
Revolving Loan Facility		435,000	355,000

Total notes payable		$734,174	$654,098

On April 30, 2014, we entered into an agreement to modify our $600.0 million Revolving Loan Facility (Facility). The amended agreement increased the borrowing capacity under the Facility to $825.0 million and extended the term by two years to April 30, 2019, among other changes. The weighted-average interest rate on borrowings under the Facility at June 30, 2014 was 1.4%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $384.1 million at June 30, 2014.

There were no other material changes to the Facility or to the terms and conditions of our Senior Notes or Standby Letter of Credit Facility (Standby Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and the Standby Facility at June 30, 2014.

(7) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	Net unrealized investment gains	Foreign currency translation adjustment	Accumulated other comprehensive income

Six months ended June 30, 2014

Balance at December 31, 2013	$99,960	$18,691	$118,651
Other comprehensive income	99,659	2,112	101,771

Balance at June 30, 2014	$199,619	$20,803	$220,422

Three months ended June 30, 2014

Balance at March 31, 2014	$142,310	$19,911	$162,221
Other comprehensive income	57,309	892	58,201

Balance at June 30, 2014	$199,619	$20,803	$220,422

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earnings	$205,047	$194,012	$97,136	$88,162
Less: net earnings attributable to unvested restricted stock	(3,282)	(3,227)	(1,590)	(1,445)

Net earnings available to common stock	$201,765	$190,785	$95,546	$86,717

Weighted-average common shares outstanding	98,551	98,965	98,442	98,870
Dilutive effect of outstanding securities (determined using treasury stock method)	240	245	218	251

Weighted-average common shares and potential common shares outstanding	98,791	99,210	98,660	99,121

Earnings per common share

Basic	$2.05	$1.93	$0.97	$0.88

Diluted	$2.04	$1.92	$0.97	$0.87

(9) Stock-Based Compensation

In 2014, we granted the following shares of common stock, restricted stock and restricted stock units.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Common stock	38	$46.41	$1,771	None
Restricted stock	333	43.60	14,525	0 - 4 years
Restricted stock units	13	45.14	593	4 years

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

Certain of our executive officers were granted performance-based restricted stock in 2014. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is based equally on an operating return on equity performance factor and a total shareholder return performance factor.

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

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Six months ended June 30, 2014

Net earned premium	$185,588	$173,577	$472,481	$97,134	$205,460	$-	$620	$1,134,860
Other revenue	9,946	470	5,502	868	1,899	138,395	564	157,644

Segment revenue	195,534	174,047	477,983	98,002	207,359	138,395	1,184	1,292,504

Loss and LAE	93,388	103,321	341,295	28,558	82,380	-	(4)	648,938
Other expense	58,148	34,545	74,254	53,407	79,979	-	50,617	350,950

Segment expense	151,536	137,866	415,549	81,965	162,359	-	50,613	999,888

Segment pretax earnings (loss)	$43,998	$36,181	$62,434	$16,037	$45,000	$138,395	$(49,429)	$292,616

Six months ended June 30, 2013

Net earned premium	$184,963	$185,223	$434,947	$97,231	$210,412	$-	$9,766	$1,122,542
Other revenue	11,429	325	2,330	621	1,902	124,626	22	141,255

Segment revenue	196,392	185,548	437,277	97,852	212,314	124,626	9,788	1,263,797

Loss and LAE	107,394	111,821	320,566	18,851	104,916	-	8,623	672,171
Other expense	52,757	35,872	63,709	53,681	71,921	-	37,459	315,399

Segment expense	160,151	147,693	384,275	72,532	176,837	-	46,082	987,570

Segment pretax earnings (loss)	$36,241	$37,855	$53,002	$25,320	$35,477	$124,626	$(36,294)	$276,227

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Three months ended June 30, 2014

Net earned premium	$88,536	$88,127	$240,338	$50,191	$104,727	$-	$329	$572,248
Other revenue	4,070	195	3,862	580	931	61,343	345	71,326

Segment revenue	92,606	88,322	244,200	50,771	105,658	61,343	674	643,574

Loss and LAE	46,733	52,189	172,296	14,862	40,765	-	249	327,094
Other expense	29,055	17,420	37,875	27,463	41,302	-	25,721	178,836

Segment expense	75,788	69,609	210,171	42,325	82,067	-	25,970	505,930

Segment pretax earnings (loss)	$16,818	$18,713	$34,029	$8,446	$23,591	$61,343	$(25,296)	$137,644

Three months ended June 30, 2013

Net earned premium	$91,432	$92,444	$217,822	$50,054	$105,270	$-	$4,334	$561,356
Other revenue	4,245	739	1,140	384	1,124	60,291	152	68,075

Segment revenue	95,677	93,183	218,962	50,438	106,394	60,291	4,486	629,431

Loss and LAE	55,238	55,435	160,139	5,637	58,997	-	4,028	339,474
Other expense	25,452	18,124	32,583	27,402	36,212	-	25,353	165,126

Segment expense	80,690	73,559	192,722	33,039	95,209	-	29,381	504,600

Segment pretax earnings (loss)	$14,987	$19,624	$26,240	$17,399	$11,185	$60,291	$(24,895)	$124,831

(11) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic and other large losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis, hail storms and tornados) and man-made events (such as terrorist attacks). The incidence, timing and severity of these losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection to reduce our potential losses from a future event. In the first six months of 2014, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $9.5 million related to various small catastrophes. We recognized $26.6 million in the first six months of 2013, primarily due to European floods during the second quarter and various small catastrophes.

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

(12) Supplemental Information

Supplemental cash flow information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Income taxes paid	$70,413	$99,941	$70,891	$67,799
Interest paid	14,984	13,322	13,445	11,932
Proceeds from sales of available for sale fixed maturity securities	286,843	171,801	167,832	13,666
Proceeds from sales of equity securities	170,182	44,308	26,107	26,500
Dividends declared but not paid at end of period	22,493	16,523

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of June 30, 2014 and December 31, 2013.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $47.94 on July 25, 2014, resulting in market capitalization of $4.8 billion.

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

Our results and key metrics for the six months and quarter ended June 30, 2014 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earnings	$205,047	$194,012	$97,136	$88,162

Earnings per diluted share	$2.04	$1.92	$0.97	$0.87

Net loss ratio	57.2%	59.9%	57.2%	60.5%
Expense ratio	26.0	24.6	26.3	24.8

Combined ratio	83.2%	84.5%	83.5%	85.3%

Key facts about our consolidated group as of and for the six months and quarter ended June 30, 2014 are as follows:

•	We had consolidated shareholders’ equity of $3.9 billion, with book value per share of $39.12.

•	We produced total revenue of $1.3 billion and $643.6 million in the first six months and second quarter, respectively.

•	We purchased $41.5 million of our common stock at an average cost of $43.21 per share in the first six months.

•	We declared dividends of $0.45 per share and paid $45.1 million of dividends in the first six months.

•	Our debt to total capital ratio was 15.8%.

Comparisons in the following sections refer to the first six months of 2014 compared to the same period of 2013, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Revenue

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

U.S. Property & Casualty	$357,287	$358,388	$184,280	$183,251
Professional Liability	245,930	246,393	140,502	142,374
Accident & Health	486,476	430,470	250,559	214,909
U.S. Surety & Credit	112,697	111,438	61,645	59,189
International	376,441	373,193	195,414	205,386
Exited Lines	620	9,766	329	4,334

Total gross written premium	$1,579,451	$1,529,648	$832,729	$809,443

U.S. Property & Casualty	$185,385	$208,869	$95,377	$104,987
Professional Liability	163,805	163,761	94,204	96,135
Accident & Health	483,761	429,868	249,010	214,600
U.S. Surety & Credit	98,058	98,128	53,977	52,624
International	305,567	297,826	154,117	156,354
Exited Lines	620	9,766	329	4,334

Total net written premium	$1,237,196	$1,208,218	$647,014	$629,034

U.S. Property & Casualty	$185,588	$184,963	$88,536	$91,432
Professional Liability	173,577	185,223	88,127	92,444
Accident & Health	472,481	434,947	240,338	217,822
U.S. Surety & Credit	97,134	97,231	50,191	50,054
International	205,460	210,412	104,727	105,270
Exited Lines	620	9,766	329	4,334

Total net earned premium	$1,134,860	$1,122,542	$572,248	$561,356

Growth in written premium occurred primarily in the Accident & Health segment, from growth of our medical stop-loss and short-term medical products. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance underwriting segment.

Net investment income, which is included in our Investing segment, increased 2% year-over-year primarily due to higher dividend income from equity securities, partially offset by lower income from reduced reinvestment yields. We recognized $25.2 million of net realized investment gains in the first six months of 2014, principally due to the sale of equity securities in the first quarter, compared to $13.2 million in the first six months of 2013. See the “Investing Segment” section below for further discussion of our investing activities.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

U.S. Property & Casualty	$93,388	$107,394	$46,733	$55,238
Professional Liability	103,321	111,821	52,189	55,435
Accident & Health	341,295	320,566	172,296	160,139
U.S. Surety & Credit	28,558	18,851	14,862	5,637
International	82,380	104,916	40,765	58,997
Exited Lines	(4)	8,623	249	4,028

Net loss and loss adjustment expense	$648,938	$672,171	$327,094	$339,474

U.S. Property & Casualty	50.3%	58.1%	52.8%	60.4%
Professional Liability	59.5	60.4	59.2	60.0
Accident & Health	72.2	73.7	71.7	73.5
U.S. Surety & Credit	29.4	19.4	29.6	11.3
International	40.1	49.9	38.9	56.0

Consolidated net loss ratio	57.2%	59.9%	57.2%	60.5%

Consolidated accident year net loss ratio	57.2%	60.9%	57.2%	62.6%

Net loss and loss adjustment expense (referred to as loss expense) decreased $23.2 million in the first six months of 2014 compared to the same period in 2013. The lower loss expense stemmed from our: 1) U.S. Property & Casualty segment, primarily due to lower losses in our public risk business, 2) Professional Liability segment, primarily due to lower earned premium and 3) International segment, due to lower earned premium, lower catastrophe losses in our property treaty line of business and a lower loss ratio in our surety & credit line of business. These decreases were partially offset by higher loss expense from: 1) our Accident & Health segment, due to growth of our medical stop-loss and short-term medical products and 2) favorable development in 2013, primarily in our U.S. Surety & Credit segment. We recognized no prior year reserve development in the first six months of 2014. See the “Segment Operations” section below for additional discussion of the changes in our loss expense, as well as discussion of the net loss ratios for each segment for 2014 and 2013.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net reserves at beginning of period	$2,779,401	$2,749,803	$2,748,841	$2,761,242
Net loss and loss adjustment expense	648,938	672,171	327,094	339,474
Net loss and loss adjustment expense payments	(674,070)	(586,326)	(319,114)	(286,797)
Foreign currency adjustment	5,979	(24,627)	3,427	(2,898)

Net reserves at end of period	$2,760,248	$2,811,021	$2,760,248	$2,811,021

Net paid loss ratio	59.4%	52.2%	55.8%	51.1%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. In the first six months of 2014, we paid $124.5 million to settle claims related to Spanish surety bonds, of which approximately 60% was reinsured, increasing the net paid loss ratio by 4.6 percentage points.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 12.5% and 12.3% for the first six months of 2014 and 2013, respectively, and 12.8% and 12.6% for the second quarter of 2014 and 2013, respectively. The difference between periods primarily related to increased commission rates on certain of our businesses.

Other Operating Expense

Other operating expense increased 18% year-over-year and 13% quarter-over-quarter in 2014 compared to 2013, primarily due to the fluctuation in foreign currency benefit/expense. Our foreign currency expense was $6.7 million and $2.8 million in the first six months and second quarter of 2014, respectively. We recognized a foreign currency benefit of $9.0 million and expense of $1.9 million in the first six months and second quarter of 2013, respectively. The foreign currency benefit/expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar.

Excluding the effect of foreign currency benefit/expense, other operating expense increased 8% year-over-year and 12% quarter-over-quarter, mainly due to increased compensation and benefit costs in 2014. Our employee count has grown to 1,933 from 1,900 at December 31, 2013, and our bonus expense increased in 2014 due to higher pretax earnings. Other operating expense included stock-based compensation expense of $9.3 million in 2014 and $7.2 million in 2013. At June 30, 2014, there was approximately $33.7 million of total unrecognized compensation expense related to unvested restricted stock awards and units, options and our employee stock purchase plan that is expected to be recognized over a weighted-average period of 2.5 years.

Interest Expense

Interest expense was $14.0 million and $13.1 million in the first six months of 2014 and 2013, respectively, and included $9.7 million for our Senior Notes in both years.

Income Tax Expense

Our effective income tax rate was 29.9% for the first six months of 2014, compared to 29.8% for the same period of 2013.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Certain segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit our losses from both individual policy losses and multiple policy losses from catastrophic occurrences and from aggregate losses in a year. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our insurance underwriting segments, Investing segment and Corporate & Other category.

In 2014, we changed the presentation of certain categories of business that we disclose within our insurance underwriting segments and recast prior period financial data to be comparative with the revised presentation. However, we did not change our reportable segments. We believe this realignment of certain categories within segments provides better operational information for management and our shareholders.

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earned premium	$185,588	$184,963	$88,536	$91,432
Other revenue	9,946	11,429	4,070	4,245

Segment revenue	195,534	196,392	92,606	95,677

Loss and loss adjustment expense, net	93,388	107,394	46,733	55,238
Other expense	58,148	52,757	29,055	25,452

Segment expense	151,536	160,151	75,788	80,690

Segment pretax earnings	$43,998	$36,241	$16,818	$14,987

Net loss ratio	50.3%	58.1%	52.8%	60.4%
Expense ratio	29.7	26.9	31.4	26.6

Combined ratio	80.0%	85.0%	84.2%	87.0%

Aviation	$54,130	$56,286	$27,371	$28,429
Liability	53,667	48,927	27,029	24,977
Sports & Entertainment	15,555	12,480	7,418	6,168
Public Risk	25,007	32,755	11,973	16,395
Other	37,229	34,515	14,745	15,463

Total net earned premium	$185,588	$184,963	$88,536	$91,432

Aviation	60.9%	63.0%	61.9%	64.3%
Liability	59.9	63.7	59.8	64.3
Sports & Entertainment	49.3	61.6	51.0	74.3
Public Risk	58.4	76.7	58.0	75.1
Other	16.1	23.0	19.7	25.9

Total net loss ratio	50.3%	58.1%	52.8%	60.4%

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Aviation	$70,344	$75,182	$37,897	$38,184
Liability	92,145	76,432	48,673	39,339
Sports & Entertainment	77,090	81,528	34,948	47,093
Public Risk	35,570	37,105	14,847	15,664
Other	82,138	88,141	47,915	42,971

Total gross written premium	$357,287	$358,388	$184,280	$183,251

Aviation	$58,650	$60,134	$33,327	$31,520
Liability	64,110	55,255	33,015	28,011
Sports & Entertainment	13,714	14,163	6,649	8,390
Public Risk	18,779	29,880	7,891	14,109
Other	30,132	49,437	14,495	22,957

Total net written premium	$185,385	$208,869	$95,377	$104,987

Our U.S. Property & Casualty segment pretax earnings increased 21% year-over-year, and 12% quarter-over-quarter, primarily due to lower loss expense, partially offset by higher other expenses. Gross written premium decreased in 2014 due to: 1) reduced pricing from increased competition in Aviation and 2) cyclical reductions in Sports & Entertainment and title and residual value insurance (both included in Other). These decreases were largely offset by increased writings of our expanding casualty business, included in Liability, and timing of renewals for our brown water marine business (included in Other). Net written premium for Public Risk decreased in 2014 due to additional quota share reinsurance. Higher net earned premium, due to growth in our casualty business, was partially offset by reduced premium earned by Public Risk due to the change in our reinsurance program. Loss expense decreased in 2014, compared to 2013, primarily due to lower losses in Public Risk based on our re-underwriting of that book of business in 2013. The segment’s expense ratio increased in 2014 primarily due to higher compensation costs.

Regarding changes in presentation, the segment now includes Liability and Sports & Entertainment categories. The Liability category includes the prior E&O category, as well as employment practices liability, primary casualty and excess casualty, which were previously included in the Other category. The Sports & Entertainment category includes disability and contingency, which were previously included in the Other category.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earned premium	$173,577	$185,223	$88,127	$92,444
Other revenue	470	325	195	739

Segment revenue	174,047	185,548	88,322	93,183

Loss and loss adjustment expense, net	103,321	111,821	52,189	55,435
Other expense	34,545	35,872	17,420	18,124

Segment expense	137,866	147,693	69,609	73,559

Segment pretax earnings	$36,181	$37,855	$18,713	$19,624

Net loss ratio	59.5%	60.4%	59.2%	60.0%
Expense ratio	19.8	19.3	19.7	19.4

Combined ratio	79.3%	79.7%	78.9%	79.4%

Gross written premium	$245,930	$246,393	$140,502	$142,374

Net written premium	$163,805	$163,761	$94,204	$96,135

Our Professional Liability segment pretax earnings decreased 4% year-to-date in 2014, compared to the same period of 2013, due to lower net earned premium that was partially offset by an improved net loss ratio. The decrease in net earned premium related to lower net written premium in the second half of 2013, compared to the second half of 2012.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earned premium	$472,481	$434,947	$240,338	$217,822
Other revenue	5,502	2,330	3,862	1,140

Segment revenue	477,983	437,277	244,200	218,962

Loss and loss adjustment expense, net	341,295	320,566	172,296	160,139
Other expense	74,254	63,709	37,875	32,583

Segment expense	415,549	384,275	210,171	192,722

Segment pretax earnings	$62,434	$53,002	$34,029	$26,240

Net loss ratio	72.2%	73.7%	71.7%	73.5%
Expense ratio	15.5	14.6	15.5	14.9

Combined ratio	87.7%	88.3%	87.2%	88.4%

Medical Stop-loss	$429,124	$404,604	$214,894	$202,010
Other	43,357	30,343	25,444	15,812

Total net earned premium	$472,481	$434,947	$240,338	$217,822

Medical Stop-loss	74.8%	75.2%	74.8%	75.2%
Other	46.4	53.9	45.2	51.8

Total net loss ratio	72.2%	73.7%	71.7%	73.5%

Medical Stop-loss	$431,811	$405,039	$216,413	$202,231
Other	54,665	25,431	34,146	12,678

Total gross written premium	$486,476	$430,470	$250,559	$214,909

Medical Stop-loss	$429,096	$404,604	$214,864	$202,010
Other	54,665	25,264	34,146	12,590

Total net written premium	$483,761	$429,868	$249,010	$214,600

The Accident & Health segment pretax earnings increased 18% in the first six months of 2014, and 30% in the second quarter of 2014, compared to the respective periods in 2013. This increase was directly attributable to writing new medical stop-loss and short-term medical business, as well as rate increases on renewal business in 2014. The segment’s expense ratio increased in 2014 due to higher commissions related to the short-term medical product, as well as higher compensation costs.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earned premium	$97,134	$97,231	$50,191	$50,054
Other revenue	868	621	580	384

Segment revenue	98,002	97,852	50,771	50,438

Loss and loss adjustment expense, net	28,558	18,851	14,862	5,637
Other expense	53,407	53,681	27,463	27,402

Segment expense	81,965	72,532	42,325	33,039

Segment pretax earnings	$16,037	$25,320	$8,446	$17,399

Net loss ratio	29.4%	19.4%	29.6%	11.3%
Expense ratio	54.5	54.9	54.1	54.3

Combined ratio	83.9%	74.3%	83.7%	65.6%

Surety	$71,723	$72,725	$36,878	$37,118
Credit	25,411	24,506	13,313	12,936

Total net earned premium	$97,134	$97,231	$50,191	$50,054

Surety	24.9%	19.8%	24.7%	14.9%
Credit	42.2	18.1	43.2	0.8

Total net loss ratio	29.4%	19.4%	29.6%	11.3%

Surety	$80,333	$80,327	$43,131	$42,631
Credit	32,364	31,111	18,514	16,558

Total gross written premium	$112,697	$111,438	$61,645	$59,189

Surety	$71,712	$72,146	$38,896	$38,456
Credit	26,346	25,982	15,081	14,168

Total net written premium	$98,058	$98,128	$53,977	$52,624

Our U.S. Surety & Credit segment pretax earnings decreased $9.3 million year-over-year and $9.0 million quarter-over-quarter, due to $9.5 million of favorable loss development recognized in the first six months and second quarter of 2013. We recognized no loss development for the same periods of 2014.

In the second quarter of 2013, we conducted a limited review of the segment’s reserves due to the settlement of a large 2010 claim on favorable terms. This review indicated that actual loss experience for the 2010 and prior underwriting years was significantly better in 2013 compared to the prior year review. As a result, we recognized favorable development of $3.7 million for Surety and $5.8 million for Credit in the second quarter of 2013.

International Segment

The following tables summarize the operations of the International segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earned premium	$205,460	$210,412	$104,727	$105,270
Other revenue	1,899	1,902	931	1,124

Segment revenue	207,359	212,314	105,658	106,394

Loss and loss adjustment expense, net	82,380	104,916	40,765	58,997
Other expense	79,979	71,921	41,302	36,212

Segment expense	162,359	176,837	82,067	95,209

Segment pretax earnings	$45,000	$35,477	$23,591	$11,185

Net loss ratio	40.1%	49.9%	38.9%	56.0%
Expense ratio	38.6	33.9	39.1	34.0

Combined ratio	78.7%	83.8%	78.0%	90.0%

Marine & Energy	$43,550	$52,292	$21,703	$26,584
Property Treaty	51,413	58,498	26,648	29,743
Surety & Credit	40,139	36,066	20,203	17,853
Liability	40,365	35,583	21,229	18,408
Other	29,993	27,973	14,944	12,682

Total net earned premium	$205,460	$210,412	$104,727	$105,270

Marine & Energy	49.8%	48.0%	51.8%	46.5%
Property Treaty	20.1	51.1	19.4	77.1
Surety & Credit	45.6	63.0	42.7	62.5
Liability	49.3	49.4	47.5	48.9
Other	40.4	34.3	37.8	27.9

Total net loss ratios	40.1%	49.9%	38.9%	56.0%

Marine & Energy	$118,602	$125,658	$80,854	$91,036
Property Treaty	99,929	113,995	31,937	41,650
Surety & Credit	55,251	46,196	28,894	25,030
Liability	50,078	40,210	27,387	22,077
Other	52,581	47,134	26,342	25,593

Total gross written premium	$376,441	$373,193	$195,414	$205,386

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Marine & Energy	$82,082	$82,972	$57,197	$61,499
Property Treaty	87,829	101,266	27,291	35,099
Surety & Credit	49,085	40,290	26,038	21,641
Liability	46,326	37,577	25,182	21,007
Other	40,245	35,721	18,409	17,108

Total net written premium	$305,567	$297,826	$154,117	$156,354

Our International segment pretax earnings increased $9.5 million in the first six months and $12.4 million in the second quarter of 2014, compared to the same period of 2013, due to the favorable impact of lower net catastrophe losses in Property Treaty, partially offset by lower net earned premium and higher other expenses in 2014. Gross written premium and net written premium increased year-to-date in 2014, compared to 2013, due to increased writings in Surety & Credit, Liability and our direct and facultative property line of business (included in Other). These increases were largely offset by decreased writings of Marine & Energy and Property Treaty, due to reduced pricing and expanded competition in these lines. The segment’s expense ratio increased in 2014 primarily due to higher compensation expense and the stronger British pound sterling compared to the U.S. dollar in 2014.

In the second quarter of 2013, we recognized large catastrophe losses of $15.0 million related to European floods, including $2.0 million of inward reinstatement premium. There were no large catastrophe losses in the first six months of 2014. The remaining net catastrophe losses in 2014 and 2013 related to small catastrophes. The following table summarizes the segment’s net catastrophes losses, as well as the impact on key metrics:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Loss and loss adjustment expense, after reinsurance	$10,355	$29,921	$5,172	$22,935
Reinstatement premium, net	(816)	(3,291)	(269)	(1,515)

Total net catastrophe losses	$9,539	$26,630	$4,903	$21,420

Impact of net catastrophe losses (percentage points):

Net loss ratio	4.9%	13.7%	4.8%	21.2%
Expense ratio	(0.1)	(0.5)	(0.1)	(0.5)

Combined ratio	4.8%	13.2%	4.7%	20.7%

In the second quarter of 2013, we recognized favorable loss development of $2.3 million in the direct and facultative property line of business related to our 2010 New Zealand earthquake catastrophe losses, due to settlement of these claims in 2013.

Regarding changes in presentation, the Marine & Energy category now includes the marine business, which was previously included in the Other category.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.3 billion of fixed maturity securities at June 30, 2014. Substantially all of our fixed maturity securities were investment grade and 73% were rated AAA or AA. In addition, we held $448.7 million of equity securities at June 30, 2014.

The following tables summarize the results and certain key metrics of our Investing segment.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net investment income from:
Fixed maturity securities
Taxable	$47,279	$51,022	$24,019	$25,062
Exempt from U.S. income taxes	57,175	56,075	28,592	28,186

Total fixed maturity securities	104,454	107,097	52,611	53,248
Equity securities	12,143	7,808	5,506	4,228
Other	728	399	297	434

Total investment income	117,325	115,304	58,414	57,910
Investment expense	(4,081)	(3,871)	(1,976)	(2,242)

Total net investment income	113,244	111,433	56,438	55,668
Net realized investment gain	25,151	13,193	4,905	4,623

Segment pretax earnings	$138,395	$124,626	$61,343	$60,291

Fixed maturity securities:
Average yield *	3.5%	3.7%	3.5%	3.6%
Average tax equivalent yield *	4.4%	4.5%	4.4%	4.5%
Weighted-average life	8.2 years	8.4 years
Weighted-average duration	4.7 years	5.5 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

This table summarizes our investments by type, all of which were reported at fair value, at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$85,627	1%	$92,709	1%
Fixed maturity securities of states, municipalities and political subdivisions	965,705	14	986,486	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,376,963	33	2,265,195	34
Corporate securities	1,199,711	17	1,225,238	18
Residential mortgage-backed securities	764,534	11	618,119	9
Commercial mortgage-backed securities	547,117	8	504,888	7
Asset-backed securities	304,396	4	182,392	3
Foreign government securities	89,138	1	147,446	2
Equity securities	448,685	6	517,466	8
Short-term investments	342,335	5	178,753	3

Total investments	$7,124,211	100%	$6,718,692	100%

At June 30, 2014, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $484.3 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $89.1 million. At December 31, 2013, we held $497.0 million and $147.4 million, respectively.

Our total investments increased $405.5 million in 2014, principally from a $154.7 million increase in the pretax net unrealized gain and newly generated cash flow. At June 30, 2014, the net unrealized gain on our investment portfolio was $308.7 million. The increase in the net unrealized gain was due to the decline in interest rates in 2014. Rates on 10-year U.S. Treasury notes declined 50 basis points in the first six months of 2014. The weighted-average duration of our fixed maturity securities portfolio decreased to 4.7 years at June 30, 2014 (compared to 5.1 years at December 31, 2013 and 5.5 years at June 30, 2013), primarily due to the impact of the lower market interest rates on our municipal securities with call options and structured securities with prepayment options.

In the first quarter of 2014, we sold equity securities with a book value of $142.0 million, and realized a net gain of $21.3 million, in order to reposition our overall investment portfolio. In July 2014, we sold equity securities with a book value of $197.0 million and realized a net gain of $35.2 million, which will be reported in the third quarter. Due to an increase in equity valuations in early July, we made a decision at that time to further reduce our overall equity exposure.

The ratings of our individual securities within our fixed maturity securities portfolio at June 30, 2014 were as follows:

	Amount	%

AAA	$906,225	14%
AA	3,753,885	59
A	1,268,221	20
BBB	253,753	4
BB and below	151,107	3

Total fixed maturity securities	$6,333,191	100%

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Net earned premium	$620	$9,766	$329	$4,334
Other revenue	564	22	345	152

Total revenue	1,184	9,788	674	4,486

Loss and loss adjustment expense, net	(4)	8,623	249	4,028
Other expense - Exited Lines	1,872	2,523	919	1,184
Other expense - Corporate	28,207	31,138	15,236	15,773
Interest expense	13,861	12,843	6,800	6,457
Foreign currency expense (benefit)	6,677	(9,045)	2,766	1,939

Total expense	50,613	46,082	25,970	29,381

Pretax loss	$(49,429)	$(36,294)	$(25,296)	$(24,895)

Net earned premium decreased year-over-year as we wrote less business due to our exiting HMO and medical excess reinsurance in late 2012. Premium related to the other products included in Exited Lines was insignificant in both periods. The loss and loss adjustment expense in 2013 related to the HMO and medical excess reinsurance products.

Our Corporate expenses not allocated to the segments decreased year-over-year, primarily due to lower compensation and benefit costs and allocation of certain stock-based compensation expense to our insurance underwriting segments beginning in 2014. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

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

The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2014	2013

Net earnings	$205,047	$194,012
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables	(53,279)	(56,660)
Change in unearned premium, net	102,763	84,727
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	39,652	35,008
Change in accounts payable and accrued liabilities	(69,414)	(119,103)
Gain on investments	(25,151)	(13,193)
Other, net	(4,332)	(22,801)

Cash provided by operating activities	$195,286	$101,990

Our cash provided by operating activities was $195.3 million in the first six months of 2014, compared to $102.0 million in the same period of 2013. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, for which we record a liability within accounts payable and accrued liabilities. We refunded U.S. surety collateral of $16.1 million in 2014 and $74.3 million in 2013. In addition, we paid $70.4 million of income tax payments in 2014, compared to $99.9 million in 2013. Other fluctuations in our cash provided by operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables.

The net impact of our payment of claims and collection of recoverables related to Spanish surety bonds is expected to impact our cash provided by operating activities in future periods, although the amount and timing of such payments and receipts are not determinable at this time.

Investments

At June 30, 2014, we held a $7.1 billion investment portfolio, which included $342.3 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities, to generate cash if needed. The parent company held $629.5 million of cash and investments at June 30, 2014, which are available to cover the holding company’s required cash disbursements.

Revolving Loan and Standby Letter of Credit Facilities

At June 30, 2014, we maintained an $825.0 million Revolving Loan Facility (Facility) with $384.1 million of available capacity. During the past several years, we used the Facility to fund purchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock in 2014. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Facility expires in April 2019 and the Standby Facility expires in December 2017. See Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for additional information related to the Facility, the Standby Facility and our long-term debt.

Share Purchases

In 2012, the Board approved a $300.0 million stock purchase plan (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. As of July 25, 2014, $164.7 million of repurchase authority remains under the Plan.

We purchased our common stock in 2014 and 2013 as follows:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

Shares of common stock	961	1,024	225	290
Total cost	$41,542	$40,929	$10,129	$12,160
Weighted-average cost per share	$43.21	$39.96	$44.98	$41.94

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

Recent Accounting Guidance

See Note 1, “General Information — Recent Accounting Guidance” to the Consolidated Financial Statements for a description of recently issued accounting guidance that will impact our consolidated financial statements in future periods.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014 using criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of June 30, 2014.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2012, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the second quarter of 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April	184,462	$44.77	184,462	$167,901,624
May	40,741	$45.94	40,741	$166,029,942
June	-	-	-	$166,029,942

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

3.1		Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2		Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).

4.1		Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2		Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

10.1		Third Amendment to Loan Agreement, dated April 30, 2014, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and KeyBank National Association, as Co-Syndication Agents, Bank of America, N.A., BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland PLC and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 1, 2014).

12	†	Statement Regarding Computation of Ratios.

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

August 1, 2014	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

August 1, 2014	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President and Chief Accounting Officer