Form 10-Q
period 2014-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2014-11-03
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended September 30, 2014.
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

On October 24, 2014, there were approximately 96.8 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	September 30, 2014	December 31, 2013

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2014 – $6,339,054 and 2013 – $5,921,487)	$6,576,541	$6,022,473
Equity securities – available for sale, at fair value (cost: 2014 – $280,663 and 2013 – $464,388)	286,194	517,466
Short-term investments, at cost (approximates fair value)	250,867	178,753

Total investments	7,113,602	6,718,692

Cash	70,817	58,301
Restricted cash and securities	131,516	125,777
Premium, claims and other receivables	650,751	580,107
Reinsurance recoverables	1,194,034	1,277,257
Ceded unearned premium	330,224	305,438
Ceded life and annuity benefits	50,114	56,491
Deferred policy acquisition costs	230,350	201,698
Goodwill	899,148	895,200
Other assets	147,419	125,559

Total assets	$10,817,975	$10,344,520

LIABILITIES

Loss and loss adjustment expense payable	$3,776,924	$3,902,132
Life and annuity policy benefits	50,114	56,491
Reinsurance, premium and claims payable	375,299	332,985
Unearned premium	1,263,307	1,134,849
Deferred ceding commissions	97,276	89,528
Notes payable	744,213	654,098
Accounts payable and accrued liabilities	620,177	500,007

Total liabilities	6,927,310	6,670,090

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2014 – 126,371 and 2013 – 125,577; outstanding: 2014 – 98,162 and 2013 – 100,336)	126,371	125,577
Additional paid-in capital	1,103,774	1,073,105
Retained earnings	3,356,841	3,085,501
Accumulated other comprehensive income	170,632	118,651
Treasury stock, at cost (shares: 2014 – 28,209 and 2013 – 25,241)	(866,953)	(728,404)

Total shareholders’ equity	3,890,665	3,674,430

Total liabilities and shareholders’ equity	$10,817,975	$10,344,520

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

REVENUE

Net earned premium	$1,721,795	$1,679,210	$586,935	$556,668
Net investment income	167,480	165,641	54,236	54,208
Other operating income	28,732	24,308	9,483	7,679
Net realized investment gain	64,535	31,115	39,384	17,922

Total revenue	1,982,542	1,900,274	690,038	636,477

EXPENSE

Loss and loss adjustment expense, net	960,875	992,547	311,937	320,376
Policy acquisition costs, net	218,221	203,387	76,210	65,642
Other operating expense	285,299	268,357	90,344	103,785
Interest expense	20,874	19,656	6,890	6,574

Total expense	1,485,269	1,483,947	485,381	496,377

Earnings before income tax expense	497,273	416,327	204,657	140,100
Income tax expense	151,959	124,140	64,390	41,925

Net earnings	$345,314	$292,187	$140,267	$98,175

Earnings per common share

Basic	$3.45	$2.91	$1.41	$0.98

Diluted	$3.45	$2.90	$1.41	$0.98

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earnings	$345,314	$292,187	$140,267	$98,175

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during the period	153,489	(232,481)	(26,336)	14,948
Income tax charge (benefit)	54,351	(82,526)	(9,467)	4,917

Investment gains (losses), net of tax	99,138	(149,955)	(16,869)	10,031

Less reclassification adjustments to:
Net realized investment gain	64,535	31,115	39,384	17,922
Income tax expense	22,587	10,890	13,784	6,272

Total reclassifications included in net earnings, net of tax	41,948	20,225	25,600	11,650

Net unrealized investment gains (losses)	57,190	(170,180)	(42,469)	(1,619)

Foreign currency translation adjustment	(5,368)	4,265	(7,059)	5,410
Income tax charge (benefit)	(159)	(646)	262	(92)

Foreign currency translation adjustment, net of tax	(5,209)	4,911	(7,321)	5,502

Other comprehensive income (loss)	51,981	(165,269)	(49,790)	3,883

Comprehensive income	$397,295	$126,918	$90,477	$102,058

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Nine months ended September 30, 2014

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2013	$125,577	$1,073,105	$3,085,501	$118,651	$(728,404)	$3,674,430

Net earnings	-	-	345,314	-	-	345,314

Other comprehensive income	-	-	-	51,981	-	51,981

Issuance of 363 shares for exercise of options, including tax effect	363	12,275	-	-	-	12,638

Issuance of 92 shares for employee stock purchase plan	92	3,347	-	-	-	3,439

Purchase of 2,968 common shares	-	-	-	-	(138,549)	(138,549)

Stock-based compensation	339	15,047	-	-	-	15,386

Cash dividends declared, $0.745 per share	-	-	(73,974)	-	-	(73,974)

Balance at September 30, 2014	$126,371	$1,103,774	$3,356,841	$170,632	$(866,953)	$3,890,665

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Nine months ended September 30,
	2014	2013

Operating activities
Net earnings	$345,314	$292,187
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(56,631)	(52,395)
Change in reinsurance recoverables	60,074	(138,103)
Change in ceded unearned premium	(25,071)	(44,809)
Change in loss and loss adjustment expense payable	(95,341)	241,126
Change in unearned premium	129,226	95,395
Change in reinsurance, premium and claims payable	44,117	21,516
Change in accounts payable and accrued liabilities	(43,608)	(145,740)
Stock-based compensation expense	18,718	10,100
Depreciation and amortization expense	12,476	13,962
Gain on investments	(64,535)	(31,115)
Other, net	35,625	9,288

Cash provided by operating activities	360,364	271,412

Investing activities
Sales of available for sale fixed maturity securities	314,424	337,895
Sales of equity securities	436,126	95,989
Sales of other investments	-	23,719
Maturity or call of available for sale fixed maturity securities	413,290	488,817
Cost of available for sale fixed maturity securities acquired	(1,159,975)	(1,109,233)
Cost of equity securities acquired	(191,639)	(226,601)
Change in short-term investments	(79,714)	134,515
Payments for purchase of businesses, net of cash received	(7,003)	(8,214)
Proceeds from sales of subsidiaries	16,589	1,327
Other, net	(5,051)	(6,575)

Cash used by investing activities	(262,953)	(268,361)

Financing activities
Advances on line of credit	195,000	130,000
Payments on line of credit	(105,000)	(60,000)
Sale of common stock	16,077	8,725
Purchase of common stock	(126,226)	(47,869)
Dividends paid	(67,564)	(49,773)
Other, net	2,818	(487)

Cash used by financing activities	(84,895)	(19,404)

Net increase (decrease) in cash	12,516	(16,353)
Cash at beginning of year	58,301	71,390

Cash at end of period	$70,817	$55,037

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

Goodwill

We conducted our 2014 goodwill impairment test as of June 30, 2014, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest assessment, the fair value of each reporting unit exceeded its carrying amount.

Recent Accounting Guidance

A new accounting standard issued in 2014 will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration/payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or investment income. The new standard also requires enhanced disclosures about revenue. This accounting guidance is effective in the first quarter of 2017 and may be applied on a full retrospective or modified retrospective approach. We are currently assessing the impact the implementation of this standard will have on our consolidated financial statements.

Acquisition

On September 29, 2014, we executed a definitive purchase agreement to acquire all of the capital stock of Producers Ag Insurance Group, Inc. (ProAg) for $110.0 million cash, subject to a net worth adjustment at closing as described in the purchase agreement. The transaction is expected to close in early 2015 following the necessary regulatory approvals. ProAg writes multi-peril crop, crop hail, named peril and livestock insurance.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
September 30, 2014

U.S. government and government agency securities	$66,347	$1,063	$(263)	$67,147
Fixed maturity securities of states, municipalities and political subdivisions	919,617	59,857	(497)	978,977
Special purpose revenue bonds of states, municipalities and political subdivisions	2,272,817	134,571	(3,119)	2,404,269
Corporate securities	1,234,819	37,584	(9,535)	1,262,868
Residential mortgage-backed securities	827,975	16,893	(9,770)	835,098
Commercial mortgage-backed securities	603,859	16,567	(5,405)	615,021
Asset-backed securities	329,358	365	(1,752)	327,971
Foreign government securities	84,262	1,932	(1,004)	85,190

Total fixed maturity securities	$6,339,054	$268,832	$(31,345)	$6,576,541

Equity securities	$280,663	$16,731	$(11,200)	$286,194

December 31, 2013

U.S. government and government agency securities	$91,047	$2,157	$(495)	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	941,580	50,885	(5,979)	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	2,240,412	71,541	(46,758)	2,265,195
Corporate securities	1,195,387	40,860	(11,009)	1,225,238
Residential mortgage-backed securities	622,766	15,289	(19,936)	618,119
Commercial mortgage-backed securities	502,069	16,155	(13,336)	504,888
Asset-backed securities	183,660	319	(1,587)	182,392
Foreign government securities	144,566	3,237	(357)	147,446

Total fixed maturity securities	$5,921,487	$200,443	$(99,457)	$6,022,473

Equity securities	$464,388	$58,842	$(5,764)	$517,466

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

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
September 30, 2014

Fixed maturity securities
U.S. government and government agency securities	$15,675	$(30)	$11,129	$(233)	$26,804	$(263)
Fixed maturity securities of states, municipalities and political subdivisions	12,500	(81)	29,505	(416)	42,005	(497)
Special purpose revenue bonds of states, municipalities and political subdivisions	26,622	(104)	176,961	(3,015)	203,583	(3,119)
Corporate securities	357,022	(4,672)	96,757	(4,863)	453,779	(9,535)
Residential mortgage-backed securities	179,700	(917)	253,192	(8,853)	432,892	(9,770)
Commercial mortgage-backed securities	110,383	(840)	144,183	(4,565)	254,566	(5,405)
Asset-backed securities	148,445	(863)	51,313	(889)	199,758	(1,752)
Foreign government securities	29,089	(924)	7,162	(80)	36,251	(1,004)
Equity securities	123,984	(10,217)	4,406	(983)	128,390	(11,200)

Total	$1,003,420	$(18,648)	$774,608	$(23,897)	$1,778,028	$(42,545)

December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$23,717	$(495)	$-	$-	$23,717	$(495)
Fixed maturity securities of states, municipalities and political subdivisions	136,160	(5,277)	8,997	(702)	145,157	(5,979)
Special purpose revenue bonds of states, municipalities and political subdivisions	684,560	(35,832)	83,228	(10,926)	767,788	(46,758)
Corporate securities	277,853	(8,202)	35,437	(2,807)	313,290	(11,009)
Residential mortgage-backed securities	306,874	(15,861)	31,687	(4,075)	338,561	(19,936)
Commercial mortgage-backed securities	203,347	(12,611)	4,915	(725)	208,262	(13,336)
Asset-backed securities	126,922	(1,587)	-	-	126,922	(1,587)
Foreign government securities	78,182	(357)	-	-	78,182	(357)
Equity securities	75,620	(5,437)	7,016	(327)	82,636	(5,764)

Total	$1,913,235	$(85,659)	$171,280	$(19,562)	$2,084,515	$(105,221)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

At September 30, 2014, we held approximately 2,860 fixed maturity and equity securities, of which 28% included at least one lot in an unrealized loss position. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $1.0 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We do not consider the $42.5 million of gross unrealized losses in our portfolio at September 30, 2014 to be other-than-temporary impairments as these losses relate to non-credit factors, such as interest rate changes and market conditions. We recognized no other-than-temporary impairment losses in the first nine months of 2014 and 2013.

The amortized cost and fair value of our fixed maturity securities at September 30, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.6 years at September 30, 2014.

			Cost or amortized cost	Fair value

Due in 1 year or less			$176,344	$179,920
Due after 1 year through 5 years			1,066,029	1,101,193
Due after 5 years through 10 years			1,353,043	1,429,453
Due after 10 years through 15 years			944,332	1,001,521
Due after 15 years			1,038,114	1,086,364

Securities with contractual maturities			4,577,862	4,798,451
Mortgage-backed and asset-backed securities			1,761,192	1,778,090

Total fixed maturity securities			$6,339,054	$6,576,541

Realized pretax gains (losses) on the sale of investments included the following:
	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Gains
Fixed maturity securities	$7,634	$15,848	$1,484	$11,709
Equity securities	68,590	12,932	42,727	6,943
Other investments	-	5,345	-	-

Total gains	76,224	34,125	44,211	18,652

Losses
Fixed maturity securities	(4,889)	(994)	(1,201)	-
Equity securities	(6,800)	(2,016)	(3,626)	(730)

Total losses	(11,689)	(3,010)	(4,827)	(730)

Net
Fixed maturity securities	2,745	14,854	283	11,709
Equity securities	61,790	10,916	39,101	6,213
Other investments	-	5,345	-	-

Net realized investment gain	$64,535	$31,115	$39,384	$17,922

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

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of September 30, 2014 or December 31, 2013.

Our Level 2 financial instruments also include our notes payable. We determine the fair value of our 6.30% Senior Notes based on quoted prices in an inactive market. The fair value of borrowings under our Revolving Loan Facility approximates the carrying amount because interest is based on 30-day LIBOR plus a margin.

Our Level 3 securities include certain fixed maturity securities and an insurance contract that we account for as a derivative and classify in other assets. Our Level 3 category also includes liabilities for future earnout payments due to former owners of businesses we acquired, which are classified within accounts payable and accrued liabilities. We determine fair value of the derivative and the earnout payments based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Fixed maturity securities classified as Level 3 at December 31, 2013 included special purpose revenue bond auction rate securities, which had interest rates that reset at periodic intervals. These securities were thinly traded and observable market data was not readily available. We determined the fair value of these securities using prices quoted by a broker.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheets.

	Level 1	Level 2	Level 3	Total

September 30, 2014

Fixed maturity securities
U.S. government and government agency securities	$59,796	$7,351	$-	$67,147
Fixed maturity securities of states, municipalities and political subdivisions	-	978,977	-	978,977
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,404,269	-	2,404,269
Corporate securities	-	1,262,719	149	1,262,868
Residential mortgage-backed securities	-	835,098	-	835,098
Commercial mortgage-backed securities	-	615,021	-	615,021
Asset-backed securities	-	327,971	-	327,971
Foreign government securities	-	85,190	-	85,190

Total fixed maturity securities	59,796	6,516,596	149	6,576,541
Equity securities	286,194	-	-	286,194
Short-term investments*	107,702	143,165	-	250,867
Restricted cash and securities	-	2,348	-	2,348
Premium, claims and other receivables	-	59,736	-	59,736
Other assets	19	-	1,201	1,220

Total assets measured at fair value	$453,711	$6,721,845	$1,350	$7,176,906

Notes payable*	$-	$793,162	$-	$793,162
Accounts payable and accrued liabilities - earnout liabilities	-	2,348	9,039	11,387

Total liabilities measured at fair value	$-	$795,510	$9,039	$804,549

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

In the first quarter of 2013, we purchased $9.4 million of special purpose revenue bond auction rate securities, which we continued to hold and classify in Level 3 at December 31, 2013. We sold these securities in the first quarter of 2014. There were no transfers between Level 1, Level 2 or Level 3 in the first nine months of 2014 and 2013.

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

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Direct written premium	$2,033,094	$1,911,619	$663,343	$616,938
Reinsurance assumed	277,171	296,942	67,471	61,975
Reinsurance ceded	(487,875)	(478,609)	(145,620)	(157,179)

Net written premium	$1,822,390	$1,729,952	$585,194	$521,734

Direct earned premium	$1,952,997	$1,860,093	$664,002	$622,464
Reinsurance assumed	231,599	252,902	79,258	81,594
Reinsurance ceded	(462,801)	(433,785)	(156,325)	(147,390)

Net earned premium	$1,721,795	$1,679,210	$586,935	$556,668

Direct loss and loss adjustment expense	$1,139,471	$1,210,862	$413,560	$517,382
Reinsurance assumed	80,267	119,315	16,993	8,607
Reinsurance ceded	(258,863)	(337,630)	(118,616)	(205,613)

Net loss and loss adjustment expense	$960,875	$992,547	$311,937	$320,376

Policy acquisition costs	$331,985	$309,285	$116,775	$105,254
Ceding commissions	(113,764)	(105,898)	(40,565)	(39,612)

Net policy acquisition costs	$218,221	$203,387	$76,210	$65,642

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.
			September 30,	December 31,
			2014	2013

Reinsurance recoverable on paid losses			$108,186	$156,026
Reinsurance recoverable on outstanding losses			454,046	459,134
Reinsurance recoverable on incurred but not reported losses			633,302	663,597
Reserve for uncollectible reinsurance			(1,500)	(1,500)

Total reinsurance recoverables			$1,194,034	$1,277,257

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

	September 30,	December 31,
	2014	2013

Payables to reinsurers	$195,643	$208,850
Letters of credit	83,320	100,529
Funds held in trust	133,282	88,310

Total credits	$412,245	$397,689

(5) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves).

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Reserves at beginning of period	$3,902,132	$3,767,850	$3,841,497	$3,814,684
Less reinsurance recoverables on reserves	1,122,731	1,018,047	1,081,249	1,003,663

Net reserves at beginning of period	2,779,401	2,749,803	2,760,248	2,811,021
Net loss and loss adjustment expense	960,875	992,547	311,937	320,376
Net loss and loss adjustment expense payments	(1,024,673)	(884,022)	(350,603)	(297,696)
Foreign currency adjustment	(26,027)	(2,296)	(32,006)	22,331

Net reserves at end of period	2,689,576	2,856,032	2,689,576	2,856,032
Plus reinsurance recoverables on reserves	1,087,348	1,165,815	1,087,348	1,165,815

Reserves at end of period	$3,776,924	$4,021,847	$3,776,924	$4,021,847

The table below details our loss and loss adjustment expense on a consolidated basis, as well as the net (favorable) adverse loss development by segment.
	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net (favorable) adverse loss development
U.S. Property & Casualty	$(40,307)	$(40,754)	$(40,307)	$(40,754)
Professional Liability	(978)	(26,284)	(978)	(26,284)
U.S. Surety & Credit	-	(9,492)	-	-
International	15,685	36,896	15,685	39,196
Exited Lines	(5,051)	-	(5,051)	-

Total net favorable loss development	(30,651)	(39,634)	(30,651)	(27,842)
Accident year catastrophe losses	15,886	48,055	5,531	18,134
All other net loss and loss adjustment expense	975,640	984,126	337,057	330,084

Net loss and loss adjustment expense	$960,875	$992,547	$311,937	$320,376

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In the third quarter of 2014 and 2013, we conducted our annual review of the reserves in our U.S. Property & Casualty, Professional Liability and International segments. Based on these annual reviews, we recognized net favorable loss development of $30.7 million and $27.8 million, respectively. These amounts included favorable development of $5.1 million and $5.0 million, respectively from the release of prior years’ catastrophe reserves. In the second quarter of 2013, we conducted a limited review of our U.S. Surety & Credit reserves and recognized favorable development of $9.5 million. We also released $2.3 million of prior years’ catastrophe reserves in the International segment. The primary drivers of development in the respective periods by segment are described below.

U.S. Property & Casualty

In the third quarter of 2014, net favorable loss development of $40.3 million was due to better than expected loss experience, primarily in underwriting years 2012 and prior, compared to the same review conducted in the third quarter of 2013. The majority of the development related to our liability business ($20.7 million), our aviation business ($6.6 million) and a run-off assumed quota share contract ($5.0 million).

In 2013, net favorable development of $40.8 million was due to better than expected loss experience, primarily in underwriting years 2011 and prior, compared to the same review in the third quarter of 2012. This amount included $17.0 million of favorable development related to the run-off assumed quota share contract, which we wrote from 2003 – 2008, for which expected ultimate losses have continued to decline over the past three years.

Professional Liability

In the third quarter of 2014, we recognized minimal loss development based on our annual review of reserves.

In 2013, net favorable development of $26.3 million was due to better than expected loss experience, compared to the same review conducted in the third quarter of 2012. This development included reserve releases related to underwriting years prior to 2007 as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening of $37.9 million in underwriting years 2007 and 2008, which were impacted by the worldwide financial crisis.

U.S. Surety & Credit

We recognized no loss development in 2014.

In the second quarter of 2013, we recognized favorable development of $9.5 million. Our review of reserves at that time indicated better experience than our actuarial expectations compared to the prior year review conducted in the fourth quarter of 2012. As a result, we recognized favorable development of $3.7 million and $5.8 million for our surety and credit lines of business, respectively, related to the 2010 and prior underwriting years.

International

In the third quarter of 2014, the segment’s $15.7 million net adverse loss development related to $43.5 million of adverse development for the surety & credit line of business, partially offset by $23.2 million of net favorable loss development in various lines of business and a $4.6 million reduction of prior years’ catastrophe reserves. We increased our reserves on a specific class of Spanish surety bonds to reflect our revised estimates of our liability under these bonds in light of our settlement of a large majority of the outstanding claims during the third quarter of 2014. The favorable development primarily related to our energy, property treaty and liability lines of business, which had better than expected loss experience in underwriting years 2013 and prior, compared to our review conducted in the same quarter of 2013. The net favorable development related to catastrophe reserves was primarily due to reserve releases for the 2013 European floods ($6.0 million), partially offset by reserve increases for the 2011 Denmark storms ($1.5 million).

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In the third quarter of 2013, net adverse development of $39.2 million was due to $70.3 million of adverse development in the surety & credit line of business, partially offset by net favorable development in several other lines of business, primarily energy and liability. For surety & credit, we increased our reserves on the Spanish surety bonds discussed above. The increase was made to reflect our revised estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling published in September 2013 against an unaffiliated insurance company with respect to a surety bond similar to ours. We recognized net favorable development in our energy ($10.1 million) and U.K. professional liability ($16.1 million) products based on better than expected loss experience, primarily in underwriting years 2011 and prior. In addition, we recognized $3.4 million of favorable development from the release of 2012 catastrophe reserves for Superstorm Sandy, due to lower than expected losses.

In the second quarter of 2013, we recognized $2.3 million of favorable development on prior years’ catastrophe reserves, due to settlement of the remaining claims related to the 2010 New Zealand earthquake.

(6) Notes Payable

Our notes payable consisted of the following:

	September 30,	December 31,
	2014	2013

6.30% Senior Notes	$299,213	$299,098
Revolving Loan Facility	445,000	355,000

Total notes payable	$744,213	$654,098

On April 30, 2014, we entered into an agreement to modify our $600.0 million Revolving Loan Facility (Facility). The amended agreement increased the borrowing capacity under the Facility to $825.0 million and extended the term by two years to April 30, 2019, among other changes. The weighted-average interest rate on borrowings under the Facility at September 30, 2014 was 1.4%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $374.1 million at September 30, 2014.

There were no other material changes to the Facility or to the terms and conditions of our Senior Notes or Standby Letter of Credit Facility (Standby Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013.

We were in compliance with debt covenants related to our 6.30% Senior Notes, the Facility and the Standby Facility at September 30, 2014.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(7) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	Net unrealized investment gains	Foreign currency translation adjustment	Accumulated other comprehensive income

Nine months ended September 30, 2014

Balance at December 31, 2013	$99,960	$18,691	$118,651
Other comprehensive income (loss)	57,190	(5,209)	51,981

Balance at September 30, 2014	$157,150	$13,482	$170,632

Three months ended September 30, 2014

Balance at June 30, 2014	$199,619	$20,803	$220,422
Other comprehensive loss	(42,469)	(7,321)	(49,790)

Balance at September 30, 2014	$157,150	$13,482	$170,632

(8) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earnings	$345,314	$292,187	$140,267	$98,175
Less: net earnings attributable to unvested restricted stock	(5,610)	(4,754)	(2,328)	(1,527)

Net earnings available to common stock	$339,704	$287,433	$137,939	$96,648

Weighted-average common shares outstanding	98,340	98,881	97,909	98,723
Dilutive effect of outstanding securities (determined using treasury stock method)	238	254	225	270

Weighted-average common shares and potential common shares outstanding	98,578	99,135	98,134	98,993

Earnings per common share

Basic	$3.45	$2.91	$1.41	$0.98

Diluted	$3.45	$2.90	$1.41	$0.98

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(9) Stock-Based Compensation

In 2014, we granted the following shares of common stock, restricted stock and restricted stock units.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Common stock	38	$46.41	$1,771	None
Restricted stock	355	43.92	15,603	0 - 4 years
Restricted stock units	13	45.14	593	4 years

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated
Nine months ended September 30, 2014

Net earned premium	$271,718	$261,457	$723,051	$148,496	$316,591	$-	$482	$1,721,795
Other revenue	14,933	800	7,865	1,576	2,745	232,015	813	260,747

Segment revenue	286,651	262,257	730,916	150,072	319,336	232,015	1,295	1,982,542

Loss and LAE	106,442	154,172	519,497	43,108	142,809	-	(5,153)	960,875
Other expense	86,807	49,533	114,855	82,052	128,080	-	63,067	524,394

Segment expense	193,249	203,705	634,352	125,160	270,889	-	57,914	1,485,269

Segment pretax earnings (loss)	$93,402	$58,552	$96,564	$24,912	$48,447	$232,015	$(56,619)	$497,273

Nine months ended September 30, 2013

Net earned premium	$276,647	$277,662	$657,995	$144,673	$311,261	$-	$10,972	$1,679,210
Other revenue	16,198	304	3,736	1,027	2,790	196,756	253	221,064

Segment revenue	292,845	277,966	661,731	145,700	314,051	196,756	11,225	1,900,274

Loss and LAE	121,060	141,921	483,709	32,287	204,137	-	9,433	992,547
Other expense	84,801	46,781	97,414	80,182	114,534	-	67,688	491,400

Segment expense	205,861	188,702	581,123	112,469	318,671	-	77,121	1,483,947

Segment pretax earnings (loss)	$86,984	$89,264	$80,608	$33,231	$(4,620)	$196,756	$(65,896)	$416,327

Three months ended September 30, 2014

Net earned premium	$86,130	$87,880	$250,570	$51,362	$111,131	$-	$(138)	$586,935
Other revenue	4,987	330	2,363	708	846	93,620	249	103,103

Segment revenue	91,117	88,210	252,933	52,070	111,977	93,620	111	690,038

Loss and LAE	13,054	50,851	178,202	14,550	60,429	-	(5,149)	311,937
Other expense	28,659	14,988	40,601	28,645	48,101	-	12,450	173,444

Segment expense	41,713	65,839	218,803	43,195	108,530	-	7,301	485,381

Segment pretax earnings (loss)	$49,404	$22,371	$34,130	$8,875	$3,447	$93,620	$(7,190)	$204,657

Three months ended September 30, 2013

Net earned premium	$91,684	$92,439	$223,048	$47,442	$100,849	$-	$1,206	$556,668
Other revenue	4,769	(21)	1,406	406	888	72,130	231	79,809

Segment revenue	96,453	92,418	224,454	47,848	101,737	72,130	1,437	636,477

Loss and LAE	13,666	30,100	163,143	13,436	99,221	-	810	320,376
Other expense	32,044	10,909	33,705	26,501	42,613	-	30,229	176,001

Segment expense	45,710	41,009	196,848	39,937	141,834	-	31,039	496,377

Segment pretax earnings (loss)	$50,743	$51,409	$27,606	$7,911	$(40,097)	$72,130	$(29,602)	$140,100

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In the first nine months and third quarter of 2013, the Professional Liability segment pretax earnings included net favorable loss development of $26.3 million. In the first nine months and third quarter of 2014, the International segment pretax income included adverse development of $43.5 million related to strengthening reserves for Spanish surety bonds, compared to $70.3 million in the same periods of 2013.

(11) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic and other large losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis, hail storms and tornados) and man-made events (such as terrorist attacks). The incidence, timing and severity of these losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection to reduce our potential losses from a future event. In the first nine months of 2014, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $14.3 million related to various small catastrophes. We recognized $44.5 million in the first nine months of 2013, primarily due to European floods, German hail storms and various small catastrophes.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(12) Supplemental Information

Supplemental cash flow information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Income taxes paid	$95,678	$126,295	$25,265	$26,354
Interest paid	16,758	14,808	1,774	1,486
Proceeds from sales of available for sale fixed maturity securities	314,424	337,895	27,581	166,094
Proceeds from sales of equity securities	436,126	95,989	265,944	51,681
Dividends declared but not paid at end of period	28,985	22,540
Purchases of common stock not paid at end of period	12,323	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of September 30, 2014 and December 31, 2013.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $49.79 on October 24, 2014, resulting in market capitalization of $4.8 billion.

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

Our results and key metrics for the nine months and quarter ended September 30, 2014 were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earnings	$345,314	$292,187	$140,267	$98,175

Earnings per diluted share	$3.45	$2.90	$1.41	$0.98

Net loss ratio	55.8%	59.1%	53.1%	57.6%
Expense ratio	26.4	25.0	27.0	25.9

Combined ratio	82.2%	84.1%	80.1%	83.5%

Key facts about our consolidated group as of and for the nine months and quarter ended September 30, 2014 are as follows:

•	We had consolidated shareholders’ equity of $3.9 billion, with book value per share of $39.64 .

•	We produced total revenue of $2.0 billion and $690.0 million in the first nine months and third quarter, respectively.

•	We purchased $138.5 million of our common stock at an average cost of $46.69 per share in the first nine months.

•	We declared dividends of $0.745 per share and paid $67.6 million of dividends in the first nine months.

•	Our debt to total capital ratio was 16.1%.

Comparisons in the following sections refer to the first nine months of 2014 compared to the same period of 2013, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Revenue

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

U.S. Property & Casualty	$524,682	$534,509	$167,395	$176,121
Professional Liability	371,402	371,184	125,472	124,791
Accident & Health	746,346	652,782	259,870	222,312
U.S. Surety & Credit	173,674	169,805	60,977	58,367
International	493,781	469,324	117,340	96,131
Exited Lines	380	10,957	(240)	1,191

Total gross written premium	$2,310,265	$2,208,561	$730,814	$678,913

U.S. Property & Casualty	$288,706	$307,893	$103,321	$99,024
Professional Liability	246,917	247,183	83,112	83,422
Accident & Health	741,752	651,860	257,991	221,992
U.S. Surety & Credit	152,417	147,976	54,359	49,848
International	392,116	364,068	86,549	66,242
Exited Lines	482	10,972	(138)	1,206

Total net written premium	$1,822,390	$1,729,952	$585,194	$521,734

U.S. Property & Casualty	$271,718	$276,647	$86,130	$91,684
Professional Liability	261,457	277,662	87,880	92,439
Accident & Health	723,051	657,995	250,570	223,048
U.S. Surety & Credit	148,496	144,673	51,362	47,442
International	316,591	311,261	111,131	100,849
Exited Lines	482	10,972	(138)	1,206

Total net earned premium	$1,721,795	$1,679,210	$586,935	$556,668

Growth in written premium occurred primarily in the Accident & Health segment, from growth of our medical stop-loss and short-term medical products. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance underwriting segment.

Net investment income, which is included in our Investing segment, was flat year-over-year primarily due to higher dividend income from equity securities, offset by lower income from reduced reinvestment yields. We recognized $64.5 million of net realized investment gains in the first nine months of 2014, compared to $31.1 million in the first nine months of 2013. The 2014 net realized investment gains were principally due to the sale of equity securities in the first and third quarters of 2014. See the “Investing Segment” section below for further discussion of our investing activities.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

U.S. Property & Casualty	$106,442	$121,060	$13,054	$13,666
Professional Liability	154,172	141,921	50,851	30,100
Accident & Health	519,497	483,709	178,202	163,143
U.S. Surety & Credit	43,108	32,287	14,550	13,436
International	142,809	204,137	60,429	99,221
Exited Lines	(5,153)	9,433	(5,149)	810

Net loss and loss adjustment expense	$960,875	$992,547	$311,937	$320,376

Net (favorable) adverse loss development
U.S. Property & Casualty	$(40,307)	$(40,754)	$(40,307)	$(40,754)
Professional Liability	(978)	(26,284)	(978)	(26,284)
U.S. Surety & Credit	-	(9,492)	-	-
International	15,685	36,896	15,685	39,196
Exited Lines	(5,051)	-	(5,051)	-

Total net favorable loss development	(30,651)	(39,634)	(30,651)	(27,842)
Accident year catastrophe losses	15,886	48,055	5,531	18,134
All other net loss and loss adjustment expense	975,640	984,126	337,057	330,084

Net loss and loss adjustment expense	$960,875	$992,547	$311,937	$320,376

U.S. Property & Casualty	39.2%	43.8%	15.2%	14.9%
Professional Liability	59.0	51.1	57.9	32.6
Accident & Health	71.8	73.5	71.1	73.1
U.S. Surety & Credit	29.0	22.3	28.3	28.3
International	45.1	65.6	54.4	98.4

Consolidated net loss ratio	55.8%	59.1%	53.1%	57.6%

Consolidated accident year net loss ratio	57.5%	61.5%	58.1%	62.6%

Net loss and loss adjustment expense (referred to as loss expense) decreased $31.7 million in the first nine months of 2014, compared to the same period in 2013, primarily due to lower catastrophe losses in 2014. Our International segment incurred catastrophe losses, before reinstatement premium, of $15.9 million in 2014, compared to $48.1 million in 2013. Various catastrophes that were not individually significant events to us or the industry (which we refer to as “small catastrophes”) totaled $15.9 million in the first nine months of 2014 ($5.5 million in the third quarter) and $18.1 million ($5.1 million) in the comparable periods of 2013. In 2013, we recognized $30.0 million of large catastrophe losses, which consisted of $13.0 million for German hail storms (in the third quarter) and $17.0 million for European floods (in the second quarter). We recognized no large catastrophe losses in 2014. See “Segment Operations — International Segment” section below for additional discussion of our pretax net catastrophe losses.

Fluctuations in net loss development also impacted the change in loss expense in the Professional Liability and International segments. The net adverse development in the International segment for the first nine months of 2014 and 2013 included $43.5 million and $70.3 million, respectively, of adverse development related to strengthening reserves for Spanish surety bonds. See the “Segment Operations” section below for additional discussion of the changes in our loss expense, as well as discussion of the net loss ratios for each segment for 2014 and 2013.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net reserves at beginning of period	$2,779,401	$2,749,803	$2,760,248	$2,811,021
Net loss and loss adjustment expense	960,875	992,547	311,937	320,376
Net loss and loss adjustment expense payments	(1,024,673)	(884,022)	(350,603)	(297,696)
Foreign currency adjustment	(26,027)	(2,296)	(32,006)	22,331

Net reserves at end of period	$2,689,576	$2,856,032	$2,689,576	$2,856,032

Net paid loss ratio	59.5%	52.6%	59.7%	53.5%

The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. In the first nine months and third quarter of 2014, we paid $199.9 million and $75.4 million, respectively, to settle claims related to Spanish surety bonds, of which approximately 60% was reinsured. This activity increased the respective net paid loss ratios by 4.4 and 3.9 percentage points.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 12.7% and 12.1% for the first nine months of 2014 and 2013, respectively, and 13.0% and 11.8% for the third quarter of 2014 and 2013, respectively. The difference between periods primarily related to higher commission rates on certain of our businesses, increased commissions due to higher writings of our short-term medical product, and lower profit commissions from reinsurers. We record profit commissions due from reinsurers as an offset to policy acquisition costs.

Other Operating Expense

Other operating expense increased 6% year-over-year and decreased 13% quarter-over-quarter in 2014, compared to the same periods in 2013. The changes in other operating expense were primarily due to the fluctuations in foreign currency benefit/expense and higher employee compensation and benefit costs in 2014. We recognized a foreign currency benefit of $8.9 million in the first nine months of 2014 and minimal expense in the same period of 2013. We recognized a $15.6 million benefit in the third quarter of 2014, compared to $9.2 million of expense in the third quarter of 2013. The foreign currency benefit/expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar.

Excluding the effect of foreign currency benefit/expense, other operating expense increased 10% year-over-year and 12% quarter-over-quarter, mainly due to increased compensation and benefit costs in 2014. Our employee count has grown to 1,976 from 1,900 at December 31, 2013, and our bonus expense increased in 2014 due to higher pretax earnings. Other operating expense included stock-based compensation expense of $17.7 million in 2014 and $10.4 million in 2013. At September 30, 2014, there was approximately $26.9 million of total unrecognized compensation expense, related to unvested restricted stock awards and units, options and our employee stock purchase plan, that is expected to be recognized over a weighted-average period of 1.7 years.

Interest Expense

Interest expense was $20.9 million and $19.7 million in the first nine months of 2014 and 2013, respectively, and included $14.5 million for our Senior Notes in both years.

Income Tax Expense

Our effective income tax rate was 30.6% for the first nine months of 2014, compared to 29.8% for the same period of 2013.

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

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earned premium	$271,718	$276,647	$86,130	$91,684
Other revenue	14,933	16,198	4,987	4,769

Segment revenue	286,651	292,845	91,117	96,453

Loss and loss adjustment expense, net	106,442	121,060	13,054	13,666
Other expense	86,807	84,801	28,659	32,044

Segment expense	193,249	205,861	41,713	45,710

Segment pretax earnings	$93,402	$86,984	$49,404	$50,743

Net loss ratio	39.2%	43.8%	15.2%	14.9%
Expense ratio	30.3	29.0	31.5	33.2

Combined ratio	69.5%	72.8%	46.7%	48.1%

Aviation	$81,919	$84,191	$27,789	$27,905
Liability	82,560	74,560	28,893	25,633
Sports & Entertainment	21,464	20,207	5,909	7,727
Public Risk	36,443	48,530	11,436	15,775
Other	49,332	49,159	12,103	14,644

Total net earned premium	$271,718	$276,647	$86,130	$91,684

Aviation	53.7%	52.7%	39.6%	31.8%
Liability	37.6	51.7	(3.7)	28.9
Sports & Entertainment	57.1	61.1	77.4	60.2
Public Risk	49.4	73.2	29.6	66.0
Other	2.3	(19.8)	(39.9)	(120.7)

Total net loss ratio	39.2%	43.8%	15.2%	14.9%

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Aviation	$109,566	$115,001	$39,222	$39,819
Liability	137,920	111,955	45,775	35,523
Sports & Entertainment	106,311	122,654	29,221	41,126
Public Risk	56,107	57,757	20,537	20,652
Other	114,778	127,142	32,640	39,001

Total gross written premium	$524,682	$534,509	$167,395	$176,121

Aviation	$92,790	$91,540	$34,140	$31,406
Liability	102,139	81,677	38,029	26,422
Sports & Entertainment	18,808	23,415	5,094	9,252
Public Risk	33,262	47,110	14,483	17,230
Other	41,707	64,151	11,575	14,714

Total net written premium	$288,706	$307,893	$103,321	$99,024

Our U.S. Property & Casualty segment pretax earnings increased 7% year-over-year, primarily due to a lower net loss ratio in 2014, compared to 2013. Gross written premium decreased in 2014 due to 1) reduced pricing from increased competition in Aviation and 2) cyclical reductions in Sports & Entertainment and title and residual value insurance (both included in Other). These decreases were largely offset by increased writings of our expanding casualty business, included in Liability, and timing of renewals for our brown water marine business (included in Other). Net written premium for Public Risk decreased in 2014 due to additional quota share reinsurance. Higher net earned premium from growth in our casualty business was offset by reduced premium earned by Public Risk due to the change in reinsurance. Loss expense and the 2014 accident year net loss ratio decreased in 2014, compared to 2013, primarily due to lower losses in Public Risk based on our re-underwriting of that book of business in 2013. The segment’s year-to-date expense ratio increased in 2014 primarily due to additional compensation costs related to new underwriting teams.

In 2014 and 2013, we recognized net favorable loss development based on our annual review of reserves for this segment, which we conduct in the third quarter of each year. The majority of the lines of business in this segment provide primary coverage, and claims are reported and settled on a short to medium-term basis. Accordingly, changes to our ultimate losses for a given underwriting year typically result from revised actuarial expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims.

The segment’s net favorable loss development by line of business was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Aviation	$(6,584)	$(8,402)	$(6,584)	$(8,402)
Liability	(20,704)	(9,144)	(20,704)	(9,144)
Sports & Entertainment	(1,304)	(2,312)	(1,304)	(2,312)
Public Risk	(4,628)	(567)	(4,628)	(567)
Other	(7,087)	(20,329)	(7,087)	(20,329)

Total net favorable loss development	$(40,307)	$(40,754)	$(40,307)	$(40,754)

Our Aviation line of business had a higher net loss ratio year-over-year and quarter-over-quarter due to higher losses in the third quarter of 2014, as well as lower net favorable development recognized in 2014. The 2014 development was based on recording our Aviation reserves in line with actuarially-indicated results since our 2013 annual review. In 2013, we recognized favorable development for treaty years 2011 and prior due to better than expected actuarially-indicated results since our 2012 annual review.

In our Liability line of business, we experienced lower losses and loss ratios in 2014, compared to 2013, due to higher favorable development in the professional lines, which include our E&O and employment practices liability products. In 2014, we recognized favorable development in our professional lines based on better than expected actuarially-indicated results since our 2013 annual review, primarily for underwriting years 2012 and prior. In 2013, we recognized favorable development for underwriting years 2010 – 2011 due to better than expected actuarially-indicated results since our 2012 annual review.

In Sports & Entertainment, the net favorable development in 2014 and 2013 primarily was due to expired risks for underwriting years 2013 and 2012, respectively.

Our Public Risk line of business had a lower loss ratio year-over-year and quarter-over-quarter, primarily due to our expectation of lower ultimate losses in 2014 following our re-underwriting the book of business in 2013. In addition, we recognized higher favorable development in 2014 based on better than expected actuarially-indicated results since our 2013 annual review. The development recorded in 2014 included the release of $0.5 million of prior years’ catastrophe reserves related to 2012 Superstorm Sandy.

The majority of the favorable loss development in Other relates to the run off of an assumed quota share contract for business that we wrote from 2003 – 2008. We recognized $5.0 million in 2014 and $17.0 million in 2013, due to continued better than expected results since the prior annual review. This assumed quota share contract is no longer earning premium, resulting in negative loss ratios in total for the Other line. The remaining development in Other was not material for any one product line in either year.

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

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earned premium	$261,457	$277,662	$87,880	$92,439
Other revenue	800	304	330	(21)

Segment revenue	262,257	277,966	88,210	92,418

Loss and loss adjustment expense, net	154,172	141,921	50,851	30,100
Other expense	49,533	46,781	14,988	10,909

Segment expense	203,705	188,702	65,839	41,009

Segment pretax earnings	$58,552	$89,264	$22,371	$51,409

Net loss ratio	59.0%	51.1%	57.9%	32.6%
Expense ratio	18.9	16.8	17.0	11.8

Combined ratio	77.9%	67.9%	74.9%	44.4%

Gross written premium	$371,402	$371,184	$125,472	$124,791

Net written premium	$246,917	$247,183	$83,112	$83,422

Our Professional Liability segment pretax earnings decreased $30.7 million year-to-date in 2014, and $29.0 million quarter-to-date, compared to the same periods of 2013, primarily due to $25.3 million more net favorable loss development in 2013 than in 2014. The remaining reduction related to lower net earned premium in 2014 and an increase in the expense ratio, primarily due to the lower net earned premium in 2014 and higher reinsurance profit commissions, which offset the segment’s other expense, in 2013.

The segment had net favorable loss development of $1.0 million in the first nine months and third quarter of 2014, compared to $26.3 million in the same periods of 2013. The development in each period resulted from our annual review of reserves for this segment, which we conduct in the third quarter of each year. The majority of the insurance coverage in this segment is provided through “claims made” policies, and the final settlement value of these claims is not expected to be determined for several years due to the underlying complex nature of the claims. Accordingly, changes to our ultimate losses for a given underwriting year typically result from management’s revised expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims.

The 2014 development related to our U.S. D&O products. We reduced reserves by $24.5 million for underwriting years prior to 2007 due to better than expected experience compared to our 2013 annual review. We also strengthened reserves primarily for underwriting year 2007 by $23.5 million due to indications of higher ultimate losses.

The 2013 development consisted of $15.8 million for our U.S. D&O products and $10.5 million for our International D&O product. Our 2013 review indicated better than expected experience for underwriting years prior to 2007 as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening of $37.9 million in underwriting years 2007 and 2008, which were impacted by the worldwide financial crisis.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earned premium	$723,051	$657,995	$250,570	$223,048
Other revenue	7,865	3,736	2,363	1,406

Segment revenue	730,916	661,731	252,933	224,454

Loss and loss adjustment expense, net	519,497	483,709	178,202	163,143
Other expense	114,855	97,414	40,601	33,705

Segment expense	634,352	581,123	218,803	196,848

Segment pretax earnings	$96,564	$80,608	$34,130	$27,606

Net loss ratio	71.8%	73.5%	71.1%	73.1%
Expense ratio	15.7	14.7	16.1	15.0

Combined ratio	87.5%	88.2%	87.2%	88.1%

Medical Stop-loss	$647,824	$609,693	$218,700	$205,089
Other	75,227	48,302	31,870	17,959

Total net earned premium	$723,051	$657,995	$250,570	$223,048

Medical Stop-loss	74.9%	75.2%	74.9%	75.2%
Other	46.0	52.5	45.4	50.0

Total net loss ratio	71.8%	73.5%	71.1%	73.1%

Medical Stop-loss	$652,359	$610,366	$220,548	$205,327
Other	93,987	42,416	39,322	16,985

Total gross written premium	$746,346	$652,782	$259,870	$222,312

Medical Stop-loss	$647,765	$609,693	$218,669	$205,089
Other	93,987	42,167	39,322	16,903

Total net written premium	$741,752	$651,860	$257,991	$221,992

The Accident & Health segment pretax earnings increased 20% in the first nine months of 2014, and 24% in the third quarter of 2014, compared to the respective periods in 2013. This increase was directly attributable to writing new medical stop-loss and short-term medical business, as well as rate increases on renewal business in 2014. The segment’s expense ratio increased in 2014 due to higher commissions related to the short-term medical product, as well as higher incentive compensation expense.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earned premium	$148,496	$144,673	$51,362	$47,442
Other revenue	1,576	1,027	708	406

Segment revenue	150,072	145,700	52,070	47,848

Loss and loss adjustment expense, net	43,108	32,287	14,550	13,436
Other expense	82,052	80,182	28,645	26,501

Segment expense	125,160	112,469	43,195	39,937

Segment pretax earnings	$24,912	$33,231	$8,875	$7,911

Net loss ratio	29.0%	22.3%	28.3%	28.3%
Expense ratio	54.7	55.0	55.0	55.4

Combined ratio	83.7%	77.3%	83.3%	83.7%

Surety	$108,784	$109,370	$37,061	$36,645
Credit	39,712	35,303	14,301	10,797

Total net earned premium	$148,496	$144,673	$51,362	$47,442

Surety	24.9%	21.5%	25.0%	24.9%
Credit	40.3	24.8	37.1	40.1

Total net loss ratio	29.0%	22.3%	28.3%	28.3%

Surety	$121,321	$125,235	$40,988	$44,908
Credit	52,353	44,570	19,989	13,459

Total gross written premium	$173,674	$169,805	$60,977	$58,367

Surety	$109,476	$111,746	$37,764	$39,600
Credit	42,941	36,230	16,595	10,248

Total net written premium	$152,417	$147,976	$54,359	$49,848

Our U.S. Surety & Credit segment pretax earnings decreased $8.3 million year-over-year due to $9.5 million of favorable loss development recognized in the second quarter of 2013. We recognized no loss development in the first nine months of 2014.

In the second quarter of 2013, we conducted a limited review of the segment’s reserves due to the settlement of a large 2010 Credit claim on favorable terms. This review indicated that actual loss experience for the 2010 and prior underwriting years was significantly better in 2013 compared to the prior year review. As a result, we recognized favorable development of $3.7 million for Surety and $5.8 million for Credit in the second quarter of 2013, which reduced the year-to-date net loss ratios.

International Segment

The following tables summarize the operations of the International segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earned premium	$316,591	$311,261	$111,131	$100,849
Other revenue	2,745	2,790	846	888

Segment revenue	319,336	314,051	111,977	101,737

Loss and loss adjustment expense, net	142,809	204,137	60,429	99,221
Other expense	128,080	114,534	48,101	42,613

Segment expense	270,889	318,671	108,530	141,834

Segment pretax earnings (loss)	$48,447	$(4,620)	$3,447	$(40,097)

Net loss ratio	45.1%	65.6%	54.4%	98.4%
Expense ratio	40.1	36.5	43.0	41.9

Combined ratio	85.2%	102.1%	97.4%	140.3%

Marine & Energy	$72,280	$74,978	$28,730	$22,686
Property Treaty	76,369	85,067	24,956	26,569
Surety & Credit	57,359	54,186	17,220	18,120
Liability	63,564	54,671	23,199	19,088
Other	47,019	42,359	17,026	14,386

Total net earned premium	$316,591	$311,261	$111,131	$100,849

Marine & Energy	40.4%	36.5%	26.3%	9.9%
Property Treaty	8.4	54.6	(15.9)	62.3
Surety & Credit	114.0	189.4	273.3	441.0
Liability	32.8	29.2	4.1	(8.5)
Other	44.6	27.7	52.0	14.9

Total net loss ratios	45.1%	65.6%	54.4%	98.4%

Marine & Energy	$142,149	$143,849	$23,547	$18,191
Property Treaty	126,817	133,578	26,888	19,583
Surety & Credit	79,091	68,186	23,840	21,990
Liability	74,520	59,992	24,442	19,782
Other	71,204	63,719	18,623	16,585

Total gross written premium	$493,781	$469,324	$117,340	$96,131

Marine & Energy	$93,375	$86,489	$11,293	$3,517
Property Treaty	108,038	113,169	20,209	11,903
Surety & Credit	65,962	59,326	16,877	19,036
Liability	69,061	56,259	22,735	18,682
Other	55,680	48,825	15,435	13,104

Total net written premium	$392,116	$364,068	$86,549	$66,242

Our International segment pretax earnings increased $53.1 million in the first nine months and $43.5 million in the third quarter of 2014, compared to the same periods of 2013, due to 1) higher net earned premium, 2) the favorable impact of lower net catastrophe losses and 3) lower net adverse loss development year-over-year in 2014. The net adverse loss development for 2014 and 2013 included $43.5 million and $70.3 million, respectively, related to strengthening reserves for certain Spanish surety bonds. These increases were partially offset by higher other expenses.

Gross written premium and net written premium increased year-to-date in 2014, compared to 2013, primarily due to increased writings in Surety & Credit, Liability and our accident and health and direct and facultative property lines of business (included in Other). These increases were partially offset by decreased writings of Property Treaty business, due to reduced pricing and expanded competition in this line. The segment’s expense ratio increased in 2014 primarily due to higher compensation and benefits expense and the impact of the stronger British pound sterling compared to the U.S. dollar in 2014, as most of the segment’s operating expenses are British pound sterling expenses.

Our Property Treaty line of business incurred lower net catastrophe losses in 2014 than in 2013. We recognized no large catastrophe losses in 2014. In the third quarter of 2013, we recognized pretax catastrophe losses of $13.0 million related to German hail storms. In the second quarter of 2013, we recognized pretax catastrophe losses of $15.0 million related to European floods, including $2.0 million of inward reinstatement premium. The remaining 2013 net catastrophe losses, as well as the 2014 losses, related to small catastrophes. The following table summarizes the segment’s net catastrophe losses, as well as the impact on key metrics:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net losses, after reinsurance	$15,886	$48,055	$5,531	$18,134
Reinstatement premium, net	(1,578)	(3,508)	(762)	(217)

Total net catastrophe losses	$14,308	$44,547	$4,769	$17,917

Impact of net catastrophe losses (in percentage points) on:
Net loss ratio	4.8%	14.9%	4.7%	17.8%
Expense ratio	(0.2)	(0.4)	(0.3)	(0.1)

Combined ratio	4.6%	14.5%	4.4%	17.7%

The International segment recognized $15.7 million of net adverse loss development in the first nine months and third quarter of 2014, compared to $36.9 million and $39.2 million in the same periods of 2013. The net (favorable) adverse loss development recognized by line of business was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Marine & Energy	$(6,266)	$(11,329)	$(6,266)	$(11,329)
Property Treaty	(9,500)	(3,291)	(9,500)	(3,291)
Surety & Credit	43,462	70,321	43,462	70,321
Liability	(9,881)	(13,335)	(9,881)	(13,335)
Other	(2,130)	(5,470)	(2,130)	(3,170)

Total net adverse loss development	$15,685	$36,896	$15,685	$39,196

The lines of business in our International segment provide a variety of coverages, most of which are medium to long-tail lines with moderate timing for claims reporting and medium to high reserve volatility. This segment incurs most of our catastrophe losses. In Marine & Energy, we insure complex, worldwide energy production facilities, oil rigs and offshore platforms that are subject to expensive business interruption claims and replacement costs. Catastrophe-related claims for energy projects may take several years to settle and can involve significant reserve volatility for coverage on both a primary and excess basis. The Property Treaty and direct and facultative property lines are short-tail with relatively fast claims reporting and lower reserve volatility.

We generally conduct our annual review of the International segment’s reserves in the fourth quarter. However, we accelerated our 2014 and 2013 annual reviews to the third quarter of each year due to the timing of issues related to certain Spanish surety bonds and a growing actuarially-indicated redundancy in several lines of business.

The adverse loss development in the Surety & Credit line of business primarily related to strengthening our reserves on a specific class of Spanish surety bonds, the majority of which were written prior to 2006. In the third quarter of 2013, we increased our reserves to reflect our revised estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling published in September 2013 against an unaffiliated insurance company with respect to a surety bond similar to ours. This resulted in recognition of $70.3 million of net adverse loss development in that quarter. We paid claims related to these bonds throughout 2014 and settled a large majority of the outstanding claims in the third quarter of 2014. In light of these settlements, we revised our estimates of our liability under these bonds and strengthened these reserves in the third quarter of 2014, which resulted in recognition of $43.5 million of net adverse development.

Our actual loss experience for Marine & Energy was better than the actuarial expectations in our current year reserve review compared to the prior year review. We conducted a detailed review of outstanding claims during each annual review to assist in determining our Marine & Energy reserves. The net favorable development recognized in 2014 related to the 2012 and prior accident years, partially offset by $10.0 million of reserve strengthening for the 2013 accident year. The net favorable development recognized in 2013 related to the 2008 – 2010 and 2012 accident years, as well as the release of $3.4 million of prior years’ catastrophe reserves related to Superstorm Sandy.

In Property Treaty, the 2014 net favorable development included the release of $6.0 million of prior years’ catastrophe reserves related to the 2013 European floods, as well as $1.5 million of reserve strengthening for the 2011 Denmark storms. The remaining net favorable development in 2014 and 2013 related to better than expected loss results based on a detailed review of outstanding claims and actuarial indications used in our current year reserve review compared to the prior year review.

The 2014 and 2013 net favorable development in Liability related primarily to our U.K. professional liability product, for which actual loss experience was better than the actuarially-indicated results in the current year reserve review compared to the prior year review. In 2014 and 2013, we recognized $12.7 million (for accident years 2013 and prior) and $16.1 million (for accident years 2011 and prior), respectively, for this product. In addition, 2014 and 2013 included adverse development related to other liability business, primarily for accident years 2011 and prior.

In the Other line of business, the net favorable loss development related to better than actuarially-indicated results, in our current reserve review compared to the prior year review, for our accident and health and direct and facultative property lines. In the second quarter of 2013, we recognized $2.3 million of favorable loss development in our direct and facultative property line related to settlement of claims for the 2010 New Zealand earthquake.

The previously-discussed favorable and adverse loss development, as well as the lower accident year catastrophe losses, caused the significant variances in the segment and line of business net loss ratios for the nine months and third quarter of 2014, compared to the same periods of 2013.

Regarding changes in presentation, the Marine & Energy category now includes the marine business, which was previously included in the Other category in 2013.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.6 billion of fixed maturity securities at September 30, 2014. Substantially all of our fixed maturity securities were investment grade and 74% were rated AAA or AA. In addition, we held $286.2 million of equity securities at September 30, 2014.

The following tables summarize the results and certain key metrics of our Investing segment.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net investment income from:
Fixed maturity securities
Taxable	$72,068	$75,407	$24,789	$24,385
Exempt from U.S. income taxes	85,602	85,063	28,427	28,988

Total fixed maturity securities	157,670	160,470	53,216	53,373
Equity securities	14,231	10,758	2,088	2,950
Other	1,232	472	504	73

Total investment income	173,133	171,700	55,808	56,396
Investment expense	(5,653)	(6,059)	(1,572)	(2,188)

Total net investment income	167,480	165,641	54,236	54,208
Net realized investment gain	64,535	31,115	39,384	17,922

Segment pretax earnings	$232,015	$196,756	$93,620	$72,130

Fixed maturity securities:
Average yield *	3.5%	3.6%	3.4%	3.6%
Average tax equivalent yield *	4.3%	4.5%	4.3%	4.4%
Weighted-average life	8.3 years	8.2 years
Weighted-average duration	4.8 years	5.5 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

This table summarizes our investments by type, all of which were reported at fair value, at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$67,147	1%	$92,709	1%
Fixed maturity securities of states, municipalities and political subdivisions	978,977	14	986,486	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,404,269	34	2,265,195	34
Corporate securities	1,262,868	18	1,225,238	18
Residential mortgage-backed securities	835,098	12	618,119	9
Commercial mortgage-backed securities	615,021	9	504,888	7
Asset-backed securities	327,971	4	182,392	3
Foreign government securities	85,190	1	147,446	2
Equity securities	286,194	4	517,466	8
Short-term investments	250,867	3	178,753	3

Total investments	$7,113,602	100%	$6,718,692	100%

At September 30, 2014, we held corporate fixed maturity securities issued by foreign corporations with an aggregate fair value of $472.7 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $85.2 million. At December 31, 2013, we held $497.0 million and $147.4 million, respectively.

Our total investments increased $394.9 million in 2014, principally from newly generated cash flow and an $89.0 million increase in the pretax net unrealized gain. At September 30, 2014, the net unrealized gain on our investment portfolio was $243.0 million. The increase in the net unrealized gain was due to the decline in interest rates in 2014. Rates on 10-year U.S. Treasury notes declined 54 basis points in the first nine months of 2014. The weighted-average duration of our fixed maturity securities portfolio decreased to 4.8 years at September 30, 2014 (compared to 5.1 years at December 31, 2013 and 5.5 years at September 30, 2013), primarily due to the impact of the lower market interest rates on our municipal securities with call options and structured securities with prepayment options.

In the first quarter of 2014, we sold equity securities with a book value of $142.0 million, and realized a net gain of $21.3 million, in order to reposition our overall investment portfolio. In July 2014, we sold equity securities with a book value of $197.0 million and realized a net gain of $35.2 million. Due to an increase in equity valuations in early July, we made a decision at that time to further reduce our overall equity exposure.

The ratings of our individual securities within our fixed maturity securities portfolio at September 30, 2014 were as follows:

	Amount	%

AAA	$1,039,212	16%
AA	3,797,870	58
A	1,303,627	20
BBB	281,412	4
BB and below	154,420	2

Total fixed maturity securities	$6,576,541	100%

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Net earned premium	$482	$10,972	$(138)	$1,206
Other revenue	813	253	249	231

Total revenue	1,295	11,225	111	1,437

Loss and loss adjustment expense, net	(5,153)	9,433	(5,149)	810
Other expense - Exited Lines	2,786	3,575	914	1,052
Other expense - Corporate	48,477	44,641	20,270	13,503
Interest expense	20,728	19,337	6,867	6,494
Foreign currency expense (benefit)	(8,924)	135	(15,601)	9,180

Total expense	57,914	77,121	7,301	31,039

Pretax loss	$(56,619)	$(65,896)	$(7,190)	$(29,602)

Net earned premium decreased year-over-year as we exited the HMO and medical excess reinsurance products in late 2012. Premium related to the other products included in Exited Lines was insignificant in both periods. The loss and loss adjustment expense in 2013 related to the HMO and medical excess reinsurance products. In the third quarter of 2014, we recognized $5.0 million of favorable loss development in our Spanish medical malpractice exited line of business due to reduced frequency of claims.

Our Corporate expenses not allocated to the segments increased year-over-year and quarter-over-quarter, primarily due to 1) higher incentive compensation based on the increase in pretax earnings and 2) expense related to certain unvested restricted stock awards for which the performance criteria were achieved in 2014. This higher expense was partially offset by allocation of certain stock-based compensation expense to our insurance underwriting segments beginning in 2014. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

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

The components of our net operating cash flows are summarized in the following table.

	Nine months ended September 30,
	2014	2013

Net earnings	$345,314	$292,187
Change in premium, claims and other receivables, net of reinsurance, premium and claims payable	(12,514)	(30,879)
Change in unearned premium, net	104,155	50,586
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	(35,267)	103,023
Change in accounts payable and accrued liabilities	(43,608)	(145,740)
Gain on investments	(64,535)	(31,115)
Other, net	66,819	33,350

Cash provided by operating activities	$360,364	$271,412

Our cash provided by operating activities was $360.4 million in the first nine months of 2014, compared to $271.4 million in the same period of 2013. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, for which we record a liability within accounts payable and accrued liabilities. We refunded U.S. surety collateral of $21.8 million in 2014 and $127.9 million in 2013. In addition, we paid $95.7 million of income tax payments in 2014, compared to $126.3 million in 2013.

Other fluctuations in our cash provided by operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. In regards to Spanish surety bonds, we paid claims of $199.9 million and collected reinsurance of $146.2 million in the first nine months of 2014. The related paid loss recoverables from reinsurers at September 30, 2014 were $69.5 million. At September 30, 2014, we had gross reserves of $140.3 million and ceded reserves of $78.4 million, or net reserves of $61.9 million, related to Spanish surety bonds. The net impact of our payment of claims and collection of recoverables related to these bonds will continue to impact our cash provided by operating activities in future periods, although the amount and timing of such payments and receipts are not determinable at this time.

On September 29, 2014, we executed a definitive purchase agreement to acquire all of the capital stock of Producers Ag Insurance Group, Inc. (ProAg) for $110.0 million cash, subject to a net worth adjustment at closing as described in the purchase agreement. We expect to close the transaction in the first quarter of 2015.

Investments

At September 30, 2014, we held a $7.1 billion investment portfolio, which included $250.9 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities, to generate cash if needed. The parent company held $559.7 million of cash and investments at September 30, 2014, which are available to cover the holding company’s required cash disbursements.

Revolving Loan and Standby Letter of Credit Facilities

At September 30, 2014, we maintained an $825.0 million Revolving Loan Facility (Facility) with $374.1 million of available capacity. During the past several years, we used the Facility to fund purchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock. We also have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in our Lloyd’s of London syndicate. The Facility expires in April 2019 and the Standby Facility expires in December 2017. See Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on
Form 10-K for the year ended December 31, 2013 for additional information related to the Facility, the Standby Facility and our long-term debt.

Share Purchases

On August 20, 2014, our Board of Directors authorized a new $500.0 million stock purchase plan (the Plan) and cancelled $130.9 million remaining under a previous authorization. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. As of October 24, 2014, $373.1 million of repurchase authority remains under the Plan.

We purchased our common stock in 2014 and 2013 as follows:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013

Shares of common stock	2,968	1,055	2,007	31
Total cost	$138,549	$42,212	$97,007	$1,283
Weighted-average cost per share	$46.69	$40.02	$48.35	$42.00

Shelf Registration

We have a “Universal Shelf” registration statement that expires in March 2015, which we expect to renew. The Universal Shelf provides for the issuance of $1.0 billion of securities, which may be debt securities, equity securities, or a combination thereof. The Universal Shelf provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial markets.

Recent Accounting Guidance

See Note 1, “General Information — Recent Accounting Guidance” to the Consolidated Financial Statements for a description of recently issued accounting guidance that will impact our consolidated financial statements in future periods.

Critical Accounting Policies

We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2013. We have made no changes in the identification or methods of application of these policies.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014 using criteria established in the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of September 30, 2014.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 23, 2012, the Board approved the purchase of up to $300.0 million of our common stock (the 2012 Plan). On August 20, 2014, the Board approved a new authorization for $500.0 million (the 2014 Plan) and cancelled $130.9 million remaining under the 2012 Plan. Purchases under the 2014 Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the 2014 Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The 2014 Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the third quarter of 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

2012 Plan
July	192,048	$47.43	192,048	$156,921,443
August	548,342	$47.37	548,342	-

2014 Plan
August	-	-	-	$500,000,000
September	1,265,799	$48.92	1,265,799	$438,078,263

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

2.1		Stock Purchase Agreement, dated September 29, 2014, by and among CMFG Life Insurance Company, CUNA Mutual Investment Corporation and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 30, 2014).

3.1		Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2		Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).

4.1		Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and
U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

12	†	Statement Regarding Computation of Ratios.

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

October 31, 2014	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

October 31, 2014	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President and Chief Accounting Officer