Form 10-K
period 2014-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2015-02-27
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

The aggregate market value on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $4.8 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 13, 2015 was 96.3 million.

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

Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophe losses,

•	volatility in crop prices and crop yields,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of past and future potential economic or credit market downturns, including any potential ratings downgrade or impairment of the debt securities of sovereign issuers,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	changes to the country’s health care delivery system,

•	the effects of climate change on the risks we insure,

•	potential risk with agents and brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	fluctuations in securities markets, which may reduce the value of our investment portfolio, reduce investment income or generate realized investment losses,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failure of, or loss of security related to, our information technology systems,

•	difficulties with outsourcing relationships, and

•	change of control.

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

Our diverse portfolio of businesses is largely non-correlated and designed to generate consistent underwriting results regardless of market cycles. As a result, we have achieved an average combined ratio of 85.0% for the period 2010 – 2014, with less volatility over that period than our specialty peers. These profitable underwriting results have driven a 30% increase in shareholders’ equity over the past five years, while during the same period we paid $361.9 million in dividends to our shareholders and repurchased $854.3 million of our common stock. We generated 8.9% compounded growth in book value per share over that same period. We have been able to grow our gross written premium by 17% during the past five years as well, through a combination of organic growth, acquisitions and new underwriting teams.

We maintain financial strength ratings that are among the highest within the property and casualty insurance industry: “AA (Very Strong)” from Standard & Poor’s Financial Services LLC, “A+ (Superior)” from A.M. Best Company, Inc., “AA (Very Strong)” from Fitch Ratings, and “A1 (Good Security)” from Moody’s Investors Service, Inc. for our major domestic and international insurance companies. These ratings provide a competitive advantage in many of our lines of business.

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

New Lines of Business and Growth

We have historically accomplished significant growth through the successful acquisition and integration of insurance companies and underwriting agencies, making 50 acquisitions since becoming a public company in 1992. In recent years, we have actively recruited and hired new underwriting teams that we believe present opportunities for future profit and expansion of our business. We expect to continue to acquire complementary specialty insurance businesses and underwriting teams, while organically growing our current businesses. In considering new teams and potential acquisitions, we remain disciplined in pursuing those that meet our requirements for return on risk-adjusted capital and cultural fit. We believe our infrastructure, ratings and financial strength provide a solid operating platform for our future growth.

Effective January 1, 2015, we entered the crop insurance business through the acquisition of all of the capital stock of Producers Ag Insurance Group, Inc. (ProAg) from CUNA Mutual Group for $104.5 million cash. ProAg writes multi-peril crop, crop hail, named peril and livestock insurance and is currently the 7th largest multi-peril crop company in the U.S. with over $550.0 million of gross premium in 2014. Crop insurance is a non-correlated line of business we strategically targeted to add to our diversified portfolio of specialty insurance businesses. With an experienced management team and quality infrastructure, we expect ProAg to grow profitably over time and deliver results consistent with our return goals once fully integrated. ProAg’s operations will be included in our consolidated results of operations, financial position and cash flows beginning in 2015.

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

Disciplined Investment Portfolio

Our investment objective is to protect and conservatively grow the cash flows and profits generated by our insurance underwriting segments. Our investment philosophy is guided by a focus on maximizing after-tax net investment income while generating long-term growth in shareholder value. Our investments include highly-rated fixed maturity securities and equity securities with attractive dividend yields.

Segment and Geographic Information

For financial information concerning our operations by segment and geographic data, see “Segment Operations” included in Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) and Note 12, “Segments” to the Consolidated Financial Statements.

Insurance Underwriting Operations

Our insurance operations are managed within our insurance underwriting segments. The following provides an overview of each of these segments.

U.S. Property & Casualty Segment

Our U.S. Property & Casualty segment includes specialty lines of insurance such as aviation, primary and excess casualty, small account errors and omissions liability (E&O), employment practices liability (EPLI), disability, contingency, public risk, technical and construction property, title and mortgage reinsurance, residual value, and brown water marine written in the U.S. The majority of the business is primary coverage, and claims are reported and settled on a short to medium-term basis. The aviation, contingency, public risk, technical and construction property, and brown water marine lines are exposed to natural peril and other catastrophic occurrences. Business is produced primarily from wholesale and specialty retail brokers.

Key lines of business within this segment are described below:

Aviation

Aviation insurance has been a core business for us since 1974. In the United States, we are an industry leader, providing customized coverages for both private and commercial aircraft operators, excluding major U.S. airlines. Private coverage, which is written on a direct to consumer basis, covers planes ranging in size from small single-engine aircraft to executive jets. With our commercial and special risk products, we provide coverage for risks such as air ambulances, vintage war birds and rotor wing aircraft. We also write aviation business internationally, including complex accounts such as national armed forces, law enforcement agencies and regional airlines. We are the lead underwriter on numerous policies in our international aviation portfolio.

Liability

Our liability business primarily consists of our casualty and small account E&O business. We began the casualty business in 2011 with two new underwriting teams focused on writing primary general liability and excess casualty coverages. The primary casualty unit typically writes policies with low limits ($5.0 million or less) on a surplus lines basis through wholesale brokers. The excess casualty unit also typically operates on a surplus lines basis through wholesale brokers, but these policies typically have low limits to medium limits (up to $10.0 million). The attachment points for excess policies are typically below $25.0 million. Due to the underlying nature of the claims associated with casualty business, the final settlement value of claims may not be determined for long periods of time.

Our small account E&O business consists of policies with low limits. We provide E&O coverage to many classes of professional service providers, of which architects, engineers and related construction practices represent the largest concentration of insured professionals. Managing general agencies that we have acquired have provided insurance and risk management services for more than twenty years to these classes. We do not write a material amount of E&O coverage for the legal, medical or accounting professions. Our E&O business is produced through both wholesale and specialty retail brokers and is underwritten on both an admitted and surplus lines basis.

Sports & Entertainment

We are a leading underwriter of specialty sports and entertainment disability products, providing coverage of irreplaceable human assets, such as high profile athletes, entertainers and business executives. As a leader in the contingency market, we provide weather insurance and event cancellation, covering events such as collegiate championships, All-Star Games and large musical concerts. We also write kidnap and ransom insurance, providing coverage throughout the world. We write large limits (greater than $10.0 million) and purchase significant proportional and excess of loss reinsurance to manage these exposures.

Public Risk

We provide insurance coverage and associated risk management services to municipal entities and special districts, mainly serving populations of less than 100,000 in the United States. Types of coverage provided include automobile physical damage, automobile liability, boiler and machinery, crime, EPLI, general liability, inland marine, law enforcement liability, public officials liability, and property. We typically write large limits for property coverage, and low limits and medium limits for the other types of coverage.

Professional Liability Segment

Our Professional Liability segment primarily consists of our directors’ and officers’ (D&O) liability business. In addition, we write related professional liability and crime business coverages, including large account E&O liability, fiduciary liability, fidelity and bankers blanket bonds, EPLI, transactional insurance and cyber liability. The business is written for both U.S.-based and International-based policyholders from our offices in the United States, the United Kingdom and Spain. A significant amount of the business is received from major worldwide insurance brokerage companies. Along with the specialization and experience of our underwriters, HCC’s financial strength ratings help us maintain a competitive position in our D&O business.

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

Accident & Health Segment

Our Accident & Health segment includes medical stop-loss and short-term medical products primarily written in the United States. Our short-term medical product experienced significant growth in 2014 as individuals selected this product in lieu of coverage under the U.S. Affordable Care Act, which began enrollments in late 2013.

We are a recognized market leader in the specialty accident and health industry. Since 1996, we have achieved growth primarily through acquisitions and ongoing development of specialized products. As a result of our acquisitions, we have fortified our market position and retained an experienced senior management team with an average of over 20 years of experience. Our more recent growth has been organic as we leverage our scale and relationships with brokers, as well as our Internet marketing capabilities. Our specialized product line combined with disciplined underwriting, innovative claims management and cost-efficient operations provides a superior operating margin for this segment.

Key lines of business within this segment are described below:

Medical Stop-Loss

Medical stop-loss insurance provides protection for catastrophic losses to employers that self-fund their employee benefit plans. We deliver this insurance to employers through insurance brokers, consultants and third party administrators. Our underwriting offices are strategically located throughout the United States, allowing us to geographically manage the business. Our highly-trained medical stop-loss claims unit exclusively deals with the complex nature of catastrophic health claims and works closely with employers and their plan administrators to control plan costs. Claims are reported and settled within 12 to 15 months for each reporting year. Each policy is underwritten annually, providing us the ability to maintain pricing in line with medical cost inflation.

Short-term Medical

Our short-term medical insurance provides temporary coverage, up to eleven months, for individuals in the United States without primary insurance during transitional periods. Our international medical insurance plans provide health insurance and specialized travel services to individuals outside their home country. Several types of international medical products are offered, including short and long-term individual and group plans. Both the short-term domestic and international medical products are purchased through an Internet portal accessed by consumers, brokers and consultants. The average policy term for short-term medical coverage is less than six months, and claims are reported and settled quickly.

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

International Segment

Our International segment includes energy, ocean marine, property treaty, surety, credit, liability, property (direct and facultative), accident and health and other smaller product lines written from operations in the United Kingdom, Spain and Ireland. A large part of the business is written in London through both our insurance company operations and our Lloyd’s syndicate and is primarily received from the major worldwide insurance brokerage companies.

Our energy, ocean marine, property treaty, property and accident and health lines are exposed to natural peril and other catastrophic occurrences. The underwriting process for these lines includes not only evaluation of individual risks but also aggregations of limits by peril by catastrophe area.

Key lines of business within this segment are described below:

Marine & Energy

We provide coverage for insureds involved in all areas of energy, ranging from upstream exploration and production, through midstream storage and transmission, to downstream refining and petrochemical activities. Offshore risks include drilling rigs, production and gathering platforms, and pipelines. We underwrite physical damage, liability, business interruption and various ancillary coverages. We also underwrite marine risks for ocean-going vessels. The marine and energy business is characterized by large limits and large premiums and includes both primary and excess policies. Claims for this business are reported and settled on a medium-term basis.

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

Our investment objectives are as follows:

•	Preserve and grow our shareholders’ equity,
•	Maximize net investment income on an after-tax basis,
•	Maintain appropriate liquidity to satisfy the requirements of current operations and insurance reserve obligations,
•	Comply with all portfolio risk constraints established by management and the Board of Directors,
•	Comply with all applicable regulatory requirements, and
•	Effectively hedge the economic exposures of insurance liabilities in their functional currency.

For additional discussion about the composition and results of our Investing Segment, see “Investing Segment” included in Management’s Discussion and Analysis and Note 2, “Investments” to the Consolidated Financial Statements.

Enterprise Risk Management

Enterprise Risk Management (ERM) is an integral part of our business and financial management processes, from our strategic planning process to our day-to-day operations. ERM helps us identify, analyze, assess, monitor, manage and communicate material risks (both internal and external) and opportunities that may affect our performance and reputation. Our business objectives drive the company’s activities and, therefore, the key objectives of our ERM process are to support our decision making and to promote a culture of risk awareness throughout the company, thereby allowing us to preserve and grow our shareholders’ equity.

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

We use a variety of methods and tools company-wide in our risk assessment and management efforts. Our key methods and tools include: 1) underwriting risk management, in which we set underwriting authority limits and approvals required for exceptions to established limits and monitor significant accumulations of exposures, particularly across business units and segments, 2) natural catastrophic risk management, where a variety of catastrophe modeling techniques, both internal and external, are used to monitor exposures against our stated risk tolerance, 3) a Reinsurance Security Policy Committee, which is responsible for monitoring reinsurers, reinsurance recoverable balances and changes in a reinsurer’s financial condition, 4) investment risk management, where the Investment and Finance Committee of our Board of Directors provides oversight of our capital and financial resources, as well as our investment policies, strategies, transactions and investment performance, 5) development and use of various analytical tools (including our economic capital model), which assist us with decisions on risk and expected return on risk, 6) the use of outside experts to perform scenario testing, where deemed beneficial and 7) a risk reporting framework, including a risk dashboard, to regularly communicate to management and the Board of Directors our risk profile related to our risk appetite and tolerances, which guide our risk and reward preferences over time. We plan to continue to invest in resources and technology to support our ERM process.

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

The table below shows development of our reserves from 2004 through 2014, as of December 31, 2014. The first line shows our net reserves, including reserves for IBNR, recorded on our consolidated balance sheet at the indicated year-end. The first section of the table shows, by year, the cumulative amount of net losses and loss adjustment expenses paid at the end of each succeeding year. The second section shows the re-estimated net liability in later years for the years indicated. The cumulative redundancy (deficiency) line represents the difference between the latest re-estimated net liability and the originally estimated net reserves. The bottom section of the table shows our gross reserves and reinsurance recoverables, as well as re-estimated amounts at the indicated year-end.

(in thousands)	2014	2013	2012	2011	2010	2009	2008	2007	2006	2005	2004

Reserves, net of reinsurance	$2,657,622	$2,779,401	$2,749,803	$2,683,483	$2,537,772	$2,555,840	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283
Reserve adjustments*	—	—	—	14,705	20,969	32,569	59,303	70,242	46,761	21,997	6,613

Adjusted reserves, net of reinsurance	2,657,622	2,779,401	2,749,803	2,698,188	2,558,741	2,588,409	2,475,574	2,413,042	2,155,722	1,555,430	1,065,896
Cumulative paid, net of reinsurance, at:
One year later		856,896	736,351	729,335	726,445	763,140	618,699	687,675	556,096	222,336	172,224
Two years later			1,236,328	1,109,699	1,114,541	1,144,929	1,001,369	940,636	858,586	420,816	195,663
Three years later				1,494,937	1,369,086	1,432,617	1,263,091	1,177,900	1,013,122	588,659	337,330
Four years later					1,668,676	1,645,216	1,408,275	1,331,379	1,176,404	702,072	424,308
Five years later						1,875,365	1,604,167	1,392,797	1,299,663	822,133	495,642
Six years later							1,791,769	1,543,849	1,375,431	927,657	581,418
Seven years later								1,672,995	1,448,100	988,152	661,517
Eight years later									1,584,105	1,053,879	701,979
Nine years later										1,182,851	763,445
Ten years later											871,736
Re-estimated liability, net of reinsurance, at:
End of year	2,657,622	2,779,401	2,749,803	2,698,188	2,558,741	2,588,409	2,475,574	2,413,042	2,155,722	1,555,430	1,065,896
One year later		2,723,044	2,676,061	2,628,177	2,568,888	2,565,746	2,422,050	2,330,671	2,129,325	1,548,904	1,091,290
Two years later			2,635,256	2,608,244	2,506,803	2,525,266	2,367,979	2,241,422	2,018,898	1,522,411	1,090,568
Three years later				2,617,578	2,502,208	2,482,192	2,292,210	2,184,222	1,919,507	1,434,327	1,084,585
Four years later					2,530,782	2,518,979	2,254,239	2,107,876	1,887,146	1,364,822	1,043,778
Five years later						2,559,085	2,255,310	2,017,782	1,825,976	1,342,769	1,019,071
Six years later							2,295,129	2,207,316	1,797,913	1,292,149	1,019,322
Seven years later								2,055,768	1,839,545	1,316,416	983,932
Eight years later									1,869,068	1,389,602	1,003,117
Nine years later										1,438,312	1,071,886
Ten years later											1,074,603
Cumulative redundancy (deficiency), net of reinsurance		$56,357	$114,547	$80,610	$27,959	$29,324	$180,445	$357,274	$286,654	$117,118	($8,707)

Gross reserves, end of year*	$3,728,085	$3,902,132	$3,767,850	$3,678,271	$3,497,954	$3,528,628	$3,484,886	$3,309,621	$3,150,213	$2,838,231	$2,096,940
Reinsurance recoverables*	1,070,463	1,122,731	1,018,047	980,083	939,213	940,219	1,009,312	896,579	994,491	1,282,801	1,031,044

Net reserves, end of year*	$2,657,622	$2,779,401	$2,749,803	$2,698,188	$2,558,741	$2,588,409	$2,475,574	$2,413,042	$2,155,722	$1,555,430	$1,065,896

Re-estimated gross liability	$3,728,085	$3,902,453	$3,878,287	$3,852,960	$3,730,358	$3,783,421	$3,539,020	$3,128,566	$2,938,020	$2,798,852	$2,285,094
Re-estimated reinsurance recoverables	1,070,463	1,179,409	1,243,031	1,235,382	1,199,576	1,224,336	1,243,891	1,072,798	1,068,952	1,360,540	1,210,491

Re-estimated net liability	$2,657,622	$2,723,044	$2,635,256	$2,617,578	$2,530,782	$2,559,085	$2,295,129	$2,055,768	$1,869,068	$1,438,312	$1,074,603

Cumulative gross redundancy (deficiency)		($321)	($110,437)	($174,689)	($232,404)	($254,793)	($54,134)	$181,055	$212,193	$39,379	($188,154)

* Adjusted for acquisitions and dispositions.

Most of our lines of business have historically experienced favorable loss development. The cumulative redundancies shown in the loss triangle table resulted from the net favorable loss development that we reported in our financial statements from 2007 through 2014. The amounts in the table below (in thousands) exclude adverse development related to both our diversified financial products in 2011 and the Spanish surety bonds in 2011 – 2014, which are discussed following the table.

	Gross	Net

2014	$82,184	$99,819
2013	139,968	144,063
2012	159,110	118,911
2011	171,617	106,830
2010	16,352	22,663
2009	90,435	53,524
2008	72,044	82,371
2007	90,621	26,397

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

During the past four years, we increased our reserves related to a specific class of Spanish surety bonds, the majority of which were written prior to 2006. We increased net reserves by $43.5 million in 2014, $70.3 million in 2013, $48.9 million in 2012 and $12.8 million in 2011. See “Segment Operations – International Segment” included in Management’s Discussion and Analysis for additional discussion.

During 2011, we increased our net reserves by $104.2 million for the diversified financial products (DFP) line of business, which provides coverage for private equity partnerships, hedge funds, investment managers and similar groups. This increase resulted from revised assumptions with regards to the frequency and severity of claims, primarily in the 2009 and 2010 accident years. Our expectation prior to our 2011 reserve review was that the frequency and severity of claims after 2008 would be more consistent with our experience prior to the worldwide financial crisis in 2007 and 2008. However, our reserve review indicated that loss experience was emerging consistent with the financial crisis period, prompting our revised assumptions at that time.

The early years in the loss triangle table were also impacted by adverse development from a block of run-off assumed accident and health reinsurance business in our Exited Lines. This business was primarily excess coverage for large losses related to workers’ compensation policies. We increased our net reserves by $25.1 million in 2006 and $35.0 million in 2005, primarily due to reinsurance commutations totaling $20.2 million in 2006 and $26.0 million in 2005. Commutations can produce adverse development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. The remaining adverse development affected the 2001 and prior accident years.

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

The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (NAIC), to identify insurance companies that potentially are inadequately capitalized. The NAIC’s risk-based capital model is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2014, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

In 2012, the NAIC adopted the Risk Management and Own Risk and Solvency Assessment (ORSA) Model Act, which, following enactment at the state level, will be effective in 2015. ORSA requires U.S. insurance companies and their groups to regularly, but no less than annually: 1) conduct an assessment of the adequacy of its risk management framework and current and estimated future solvency position, 2) internally document the process and results of such assessment and 3) provide a confidential, high level summary of such assessment to certain state regulatory authorities. We are currently in the process of completing our initial submission and believe we have an ERM framework in place that is effective in meeting the ORSA requirements.

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

Federal Government

Although the U.S. Federal government has not historically regulated the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), enacted in 2010, expands the federal presence in insurance oversight. The Dodd-Frank Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. The Dodd-Frank Act also established the Federal Insurance Office (FIO) within the U.S. Department of the Treasury, with powers over most lines of insurance, and the Financial Stability Oversight Council (FSOC).

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

Our crop insurance business writes multi-peril crop insurance through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency (RMA). The RMA sets all policy terms and conditions, mandates rates and forms, and establishes and monitors compliance standards under the program. We are a party to a Standard Reinsurance Agreement, which defines the reinsurance relationship between private insurance companies and the Federal Crop Insurance Corporation and specifies the terms and conditions of the underwriting risks each party will bear.

United Kingdom

In 2013, the United Kingdom reshaped the regulation of all financial services companies, including the insurance industry, by enacting three separate regulatory bodies. The Financial Policy Committee, a committee within the Bank of England, is responsible for identifying emerging risks to the financial system as a whole and providing strategic direction for the entire regulatory regime. The Prudential Regulatory Authority is responsible for promoting the safety and soundness of systemically important firms, including insurers, and ensuring policyholders are protected in the event of a company’s failure. The Financial Conduct Authority is responsible for overseeing consumer protection, promoting effective competition and protecting the integrity of the U.K. financial system. These bodies regulate operations in our U.K. insurance company, as well as its Spanish branch. Effective December 31, 2014, we received approval to merge our Spanish insurance company into our U.K. insurance company in early 2015.

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

Our U.K. insurance companies will be required to meet the requirements of the European Union’s (EU) new financial services regulatory regime known as “Solvency II,” which is built on a risk-based approach to setting capital requirements for insurers. Solvency II establishes a revised set of EU-wide capital requirements and risk management standards that will replace the current solvency requirements. Solvency II is effective on January 1, 2016. We have made significant progress in meeting the Solvency II requirements in our U.K. companies; however, the broader impact to us will depend on whether the U.S. insurance regulatory regime is deemed “equivalent” to Solvency II. Whether the U.S. insurance regulatory regime will be deemed “equivalent” is still under consideration by EU authorities, so we are currently unable to predict the full impact of the Solvency II implementation.

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

Insurance Companies

The following is a list of our insurance companies that are subject to regulation:

United States

•	American Contractors Indemnity Company
•	Avemco Insurance Company
•	HCC Life Insurance Company
•	HCC Specialty Insurance Company
•	Houston Casualty Company
•	Producers Agriculture Insurance Company
•	Producers Lloyds Insurance Company
•	United States Surety Company
•	U.S. Specialty Insurance Company

United Kingdom

•	HCC International Insurance Company PLC
•	Houston Casualty Company-London
•	Lloyd’s of London Syndicate 4141

Bermuda

•	HCC Reinsurance Company Limited

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

The following is a list of our underwriting agencies that are subject to regulation:

•	HCC Casualty Insurance Services, Inc.
•	HCC Global Financial Products
•	HCC Indemnity Guaranty Agency
•	HCC Medical Insurance Services
•	HCC Specialty Underwriters, Inc.
•	HCC Underwriting Agency Ltd.
•	Pro Ag Management, Inc.
•	Professional Indemnity Agency, Inc.

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 to ensure the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Program Reauthorization Act of 2007 extended the program through December 31, 2014 and revised the definition of “act of terrorism.” On January 13, 2015, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2015 (Reauthorization Act). The Reauthorization Act extends the program through December 31, 2020.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may charge an additional premium. The policyholders may or may not accept such coverage. In 2015, the Reauthorization Act requires a $100.0 million terrorism-related loss event to trigger coverage. The Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100.0 billion. Our deductible for 2015 is approximately $151.2 million, which we would have to meet before the Federal reimbursement would occur.

Beginning in 2016, the trigger for the terrorism-related loss event increases by $20 million each year to reach $200 million by 2020. In addition, the Federal government reimbursement will decrease by 1% each year to reach 80% by 2020.

Executive Officers

The following is a list of our Executive Officers:

Name	Principal occupation during past five years	Age	Served HCC since

William N. Burke, Jr.	Mr. Burke has served as our President and Chief Operating Officer since December 2012. He previously served as our Executive Vice President and Chief Operating Officer from March 2012 until December 2012. Prior to joining HCC, Mr. Burke served as Chief Operating Officer for Aon Risk Solutions – US Retail. He served in various other positions with Aon Corporation and its successor company for almost 30 years. He commenced his insurance career in 1977 with the Home Insurance Company.	59	2012

Mark W. Callahan	Mr. Callahan has served as our Executive Vice President since August 2010. During that time, he also served as our Chief Underwriting Officer from March 2011 to March 2013 and our Chief Actuary from August 2010 to March 2011. Prior to joining HCC, Mr. Callahan served as the Chief Risk, Underwriting, and Actuarial Services Officer for XL Insurance. During 12 years there, he also held the positions of Senior Vice President and Underwriter for XL Financial Solutions and Executive Vice President and Chief Actuarial Officer for XL Insurance.	44	2010

Barry J. Cook	Mr. Cook has served as our Executive Vice President of International Operations and Chief Executive Officer of HCC Insurance Holdings (International) Limited, with oversight for our international operations, since 2006. From 1992 to 2005, Mr. Cook served as Chief Executive Officer of Rattner Mackenzie Limited, which we acquired in 1999.	54	1999

Brad T. Irick	Mr. Irick has served as our Executive Vice President since May 2010 and our Chief Financial Officer since August 2010. Prior to joining HCC, Mr. Irick worked in public accounting for 21 years, including 18 years with PricewaterhouseCoopers LLC (PwC), where he served as audit and advisory partner for several multinational public insurance company clients. While at PwC, Mr. Irick served as the audit partner for HCC between 2004 and the first half of 2007. Mr. Irick is a Certified Public Accountant.	48	2010

Name	Principal occupation during past five years	Age	Served HCC since

Pamela J. Penny	Ms. Penny has served as our Executive Vice President and Chief Accounting Officer since 2008. She previously served as Senior Vice President – Finance from 2004 to November 2008. Prior to joining HCC, Ms. Penny served in several financial management positions, including Senior Vice President & Controller of American General Corporation (acquired by American International Group, Inc.), and a partner in the international accounting firm KPMG LLP. Ms. Penny is a Certified Public Accountant.	60	2004

Randy D. Rinicella	Mr. Rinicella has served as our Senior Vice President, General Counsel and Secretary since 2007. Prior to joining HCC, Mr. Rinicella was Vice President, General Counsel and Secretary of Dresser-Rand Group, Inc., a publicly-traded equipment supplier to the worldwide oil, gas, petrochemical and process industries, from 2005 until 2007. Mr. Rinicella was a shareholder at the national law firm of Buchanan Ingersoll PC from 2004 until 2005, where he was a member of the firm’s corporate finance & technology practice group.	57	2007

Michael J. Schell	Mr. Schell has served as our Executive Vice President since 2002. Prior to joining HCC, Mr. Schell was with the St. Paul Companies for 25 years, most recently as President and Chief Operating Officer of St. Paul Re.	64	2002

Christopher J.B. Williams	Mr. Williams has served as our Chief Executive Officer since December 2012 and as a member of our Board of Directors since May 2007, including as Chairman of the Board from August 2008 to May 2011. He previously served as our President from May 2011 to December 2012. Before joining HCC, Mr. Williams was Chairman of Wattle Creek Winery from 2005 to May 2011. Prior to his retirement in 2005, he served as the National Director for Life, Accident & Health of Willis Re. Mr. Williams currently serves as a member of the Investment and Finance Committee and the Enterprise Risk Oversight Committee of our Board.	58	2011

Employees

At December 31, 2014, we had 1,983 employees. We added 489 employees in January 2015 in connection with our acquisition of ProAg. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

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

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, tornados, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks and systemic risks. Droughts and other perils can also have a significant adverse effect on the results of our crop insurance business. The incidence, frequency and severity of catastrophes are inherently unpredictable. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability and frequency of natural disasters.

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

Volatility in crop prices and crop yields could adversely affect our financial results.

Weather conditions and the level of crop prices in the commodities market heavily impact our crop insurance business. A significant portion of our crop insurance business provides revenue protection to insureds for their expected crop revenues, which can be affected by changes in crop prices. We face the risk that significant losses could be incurred in the event of a decline in the applicable commodity prices prior to harvest. Our crop results also could be negatively impacted by climate conditions, weather events, disease and pests. These factors are inherently unpredictable and could have a material adverse effect on our financial position, results of operations and cash flows, and result in significant volatility in our crop results from one year to the next.

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

We write corporate directors’ and officers’ liability, errors and omissions liability and other insurance coverages for financial institutions and financial services companies. We also write trade credit business for policyholders who have credit and political risk, as well as policies in certain countries that have had adverse economic conditions. The volatility in the economy and the financial markets in the past several years has impacted this part of the industry. As a result, this part of the industry has been the subject of heightened scrutiny and, in some cases, investigations by regulators with respect to the industry’s actions. These events may give rise to increased claims litigation, including class action suits, which may involve our insureds. To the extent that the frequency or severity of claims relating to these events exceeds our current estimates used for establishing reserves, it could increase our exposure to losses from such claims and could have a material adverse effect on our financial position and results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued, and our financial position, results of operations and cash flows may be materially adversely affected.

We are subject to extensive governmental regulation.

We are subject to extensive governmental regulation and supervision. For complete information regarding the regulations to which we are subject, see Item 1, Business — Regulation. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation is generally administered by departments of insurance in each state in which we do business and includes a comprehensive framework of oversight of our operations and review of our financial position. U.S. Federal legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework that applies to our operations in that jurisdiction.

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

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies or to bear a portion of the cost of insurance for high-risk or uninsured individuals. Depending on state law, insurers can be assessed up to 2% of premium written for the relevant line of insurance in that state. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers’ ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas. The effect of these arrangements could materially adversely affect our results of operations.

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

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act (collectively, the Legislation), enacted in 2010, has led to changes in the U.S. health care delivery system. As a result of the Legislation, there have been and may continue to be numerous changes in the health care industry, including an increasing percentage of the population that is covered for health care costs. Currently, we do not believe the Legislation will have a material adverse effect on our business. However, as further regulation is contemplated under the Legislation, we are unable to assess with certainty the full impact the Legislation may have on our business.

We cannot predict the effect, if any, climate change may have on the risks we insure.

Various scientists, environmentalists, international organizations and regulators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornados, freezes, droughts, other storms and fires) in certain parts of the world. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, which may be chief contributors to global climate change. We cannot predict the impact that changing climate conditions, if any, will have on our results of operations or financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business. To the extent climate change does increase the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by authorized personnel of the U.S. government, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2015 for up to 85% of our losses in 2015, up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible of approximately $151.2 million in 2015. In some jurisdictions outside of the United States, where we also have exposure to a loss from an act of terrorism, we have limited access to other government programs that may mitigate our exposure.

Interpretation of this law is untested and there may be uncertainty as to how it will be applied to specific circumstances. If we become liable for risks that are not covered under the Reauthorization Act, our financial position, results of operations and cash flows could be materially adversely affected.

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

At December 31, 2014, approximately 92% of our investment portfolio was invested in fixed maturity securities. The fair value of these fixed maturity securities and the related investment income fluctuate depending on general economic and market conditions, including volatility in the financial markets and the economy as a whole. For our fixed maturity securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates and credit spreads, while net investment income realized by us from future investments in fixed maturity securities will generally increase or decrease with interest rates. Mortgage-backed and asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk because the timing of cash flows that result from the repayment of principal might occur earlier than anticipated, due to declining interest rates, or extension risk when cash flows may be received later than anticipated because of rising interest rates.

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

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Financial Services LLC (S&P), Fitch Ratings (Fitch), Moody’s Investors Service, Inc. (Moody’s) and/or A.M. Best Company, Inc. (A.M. Best). The financial strength ratings reflect the rating agencies’ opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities, and the continuation of those ratings at current levels cannot be assured. If our ratings are reduced from their current levels, it could affect our ability to compete for high quality business and, thus, our financial position and results of operations could be adversely affected.

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

Our strategy for growth includes growing through acquisitions of insurance industry related companies. This strategy presents risks that could have a material adverse effect on our business and financial performance, including: 1) the diversion of our management’s attention, 2) our ability to assimilate the operations and personnel of the acquired companies, 3) the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired companies, 4) the need to expand management, administration and information technology systems and 5) increased competition for suitable acquisition opportunities and qualified employees.

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

More recently, our growth has come through hiring underwriting teams focused on new lines of business. While more limited, many of the same risks above apply. Most notably, the diversion of management attention, the assimilation of new personnel and the need to expand management, administration and information technology systems are present. Also, because these are new lines of business for which we have limited experience, the results of these new lines could materially adversely affect our financial position and results of operations.

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

We have relied on, and in the future we may rely on, dividends from our insurance companies to meet our corporate cash flow requirements for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, we may not be able to receive dividends from our insurance companies at times and in amounts necessary to meet our obligations, which could materially adversely affect our financial position and liquidity.

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

We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial position. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which could have a material adverse effect on our results of operations or financial condition.

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

We have insurance subsidiaries domiciled in the United Kingdom and Bermuda. Insurers in those countries are also subject to change of control restrictions under their individual regulatory frameworks. These requirements may deter or delay possible significant transactions in our common stock or the disposition of our insurance companies to third parties, including transactions that could be beneficial to our shareholders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in approximately 60 locations elsewhere in the United States, the United Kingdom, Spain and Ireland. The majority of these additional locations are in leased facilities.

Our major office facilities, with more than 25,000 square feet, are as follows:

Segment	Location	Square feet	Termination date of lease

U.S. Property & Casualty and Corporate headquarters	Houston, Texas	77,000	Owned
	Houston, Texas	51,000	Owned
U.S. Property & Casualty	Mount Kisco, New York	38,000	Owned
	Wakefield, Massachusetts	34,000	February 28, 2017
	Auburn Hills, Michigan	27,000	May 31, 2017
	Dallas, Texas	26,000	May 31, 2019
Accident & Health	Atlanta, Georgia	46,000	June 30, 2019
U.S. Surety & Credit	Los Angeles, California	41,000	October 31, 2016
International	London, England	30,000	December 24, 2015

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”. The intra-day high and low sales prices for quarterly periods in the last three years, as reported by the New York Stock Exchange, were as follows:

	2014		2013		2012
	High	Low	High	Low	High	Low

First quarter	$46.14	$41.19	$42.11	$37.37	$31.71	$26.62
Second quarter	48.97	44.17	43.69	40.81	32.69	29.91
Third quarter	50.76	46.51	46.14	41.85	34.46	30.06
Fourth quarter	54.96	47.11	46.38	42.57	37.65	33.74

On February 13, 2015, the last reported sales price of our common stock as reported by the New York Stock Exchange was $55.48 per share.

Shareholders

We have one class of authorized capital stock. On February 13, 2015, there were 126.5 million shares of common stock issued and 96.3 million shares of common stock outstanding held by 717 shareholders of record; however, we estimate there are approximately 64,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis were as follows:

	2014	2013	2012

First quarter	$0.225	$0.165	$0.155
Second quarter	0.225	0.165	0.155
Third quarter	0.295	0.225	0.165
Fourth quarter	0.295	0.225	0.165

Beginning in June 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time, and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan facility, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any year. That limitation does not affect our ability to pay dividends in a manner consistent with our past practice and current expectations. During 2014, we increased our regular quarterly dividend by $0.07 per share, marking the largest increase in the quarterly cash dividend in our history. We presently intend to continue paying quarterly dividends.

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2009 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s 500 Index, and the Standard & Poor’s 500 Property and Casualty Insurance Index.

Total Return to Shareholders

(includes reinvestment of dividends)

Company/Index	2009	2010	2011	2012	2013	2014

HCC Insurance Holdings, Inc.	$100.00	$105.65	$102.48	$141.34	$178.40	$211.35
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
S&P 500 P&C Insurance Index	100.00	108.94	108.67	130.52	180.50	208.91

This performance graph shall not be deemed to be incorporated by reference into our Securities and Exchange Commission filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Issuer Purchases of Equity Securities

In 2012, the Board approved the purchase of up to $300.0 million of our common stock. On August 20, 2014, the Board approved a new authorization for $500.0 million (the Plan) and cancelled $130.9 million remaining under the previous authorization. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the fourth quarter of 2014 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
October	1,351,242	$48.51	1,351,242	$372,532,739
November	107,009	$52.75	107,009	$366,888,011
December	284,444	$52.62	284,444	$351,921,289

Total	1,742,695		1,742,695

Item 6. Selected Financial Data

The selected consolidated financial data shown below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements and related Notes, the Schedules, Exhibit 12 and Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report. In the tables below, we revised loss and loss adjustment expense and other operating expense in 2010 – 2013 to correctly classify internal claims department costs. There was no impact on net earnings or total shareholders’ equity in any period. See Note 1, “General Information and Significant Accounting and Reporting Policies — Revision of Financial Statement Presentation” to the Consolidated Financial Statements for additional information.

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
REVENUE

Net earned premium	$2,323,627	$2,239,240	$2,242,625	$2,127,170	$2,041,924
Net investment income	221,620	220,182	222,634	212,271	203,819
Other operating income	40,932	35,452	30,448	35,590	44,832
Net realized investment gain	66,370	42,030	31,148	3,653	12,104
Other-than-temporary impairment credit losses	-	-	(1,028)	(4,679)	(425)

Total revenue	2,652,549	2,536,904	2,525,827	2,374,005	2,302,254

EXPENSE

Loss and loss adjustment expense, net	1,326,835	1,322,454	1,338,074	1,429,370	1,241,976
Policy acquisition costs, net	294,670	279,439	281,201	266,125	255,136
Other operating expense	341,083	336,091	326,497	300,434	293,967
Interest expense	28,125	26,210	25,628	23,070	21,348

Total expense	1,990,713	1,964,194	1,971,400	2,018,999	1,812,427

Earnings before income tax expense	661,836	572,710	554,427	355,006	489,827
Income tax expense	203,493	165,513	163,187	99,763	144,731

Net earnings	$458,343	$407,197	$391,240	$255,243	$345,096

Net earnings attributable to unvested restricted stock	(7,497)	(6,638)	(6,982)	(3,864)	(3,926)

Net earnings available to common stock	$450,846	$400,559	$384,258	$251,379	$341,170

Earnings per common share
Basic	$4.62	$4.05	$3.84	$2.31	$3.00

Diluted	$4.61	$4.04	$3.83	$2.30	$2.99

Weighted average shares outstanding
Basic	97,591	98,853	100,176	109,051	113,863

Diluted	97,851	99,113	100,456	109,240	114,077

Cash dividends declared, per share	$1.04	$0.78	$0.64	$0.60	$0.56

	Years ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except ratios)
Statistical data

Gross written premium	$3,001,618	$2,880,249	$2,784,073	$2,649,126	$2,578,908
Net written premium	2,373,245	2,255,323	2,253,396	2,182,158	2,026,197

Net loss ratio (1)	55.5%	57.6%	58.2%	65.8%	59.4%
Expense ratio (2)	26.6	25.8	25.4	25.3	25.6

Combined ratio	82.1%	83.4%	83.6%	91.1%	85.0%

	December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Balance sheet data

Total investments	$7,164,906	$6,718,692	$6,950,398	$6,049,750	$5,687,095
Premium, claims and other receivables	553,027	580,107	549,725	688,732	635,867
Reinsurance recoverables	1,168,900	1,277,257	1,071,222	1,056,068	1,006,855
Ceded unearned premium	316,715	305,438	256,988	222,300	278,663
Goodwill	905,636	895,200	885,860	872,814	821,648

Total assets	$10,714,346	$10,344,520	$10,267,807	$9,597,278	$9,036,107

Loss and loss adjustment expense payable	$3,728,085	$3,902,132	$3,767,850	$3,658,317	$3,471,858
Reinsurance, premium and claims payable	301,476	332,985	294,621	366,499	345,730
Unearned premium	1,198,930	1,134,849	1,069,956	1,031,034	1,045,877
Notes payable	824,251	654,098	583,944	478,790	298,637

Total shareholders’ equity	$3,903,351	$3,674,430	$3,542,612	$3,273,982	$3,278,400

Book value per share (3)	$40.44	$36.62	$35.10	$31.45	$28.52

Shares outstanding	96,521	100,336	100,928	104,101	114,968

(1)	Calculated by dividing net loss and loss adjustment expense less internal claims department costs by net earned premium.
(2)	Calculated by dividing segment underwriting expense, which includes internal claims department costs, by segment revenue.
(3)	Calculated by dividing total shareholders’ equity by shares outstanding.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $55.48 on February 13, 2015, resulting in market capitalization of $5.3 billion.

We underwrite and manage a variety of largely non-correlated specialty insurance products through five insurance underwriting segments: U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. We market our insurance products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies.

Our organization is focused on generating consistent, industry-leading combined ratios. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We rely on experienced underwriting personnel working within defined and monitored limits, as well as our access to and expertise in the reinsurance marketplace, to limit or reduce risk. By focusing on underwriting profitability, we are able to accomplish our primary objectives of maximizing net earnings and growing book value per share.

Key facts about our consolidated group as of and for the year ended December 31, 2014 are as follows:

•	We had consolidated shareholders’ equity of $3.9 billion, with book value per share of $40.44.

•	We generated net earnings of $458.3 million, or $4.61 per diluted share.

•	We produced total revenue of $2.7 billion, of which 88% related to net earned premium and 8% related to net investment income.

•	Our net loss ratio was 55.5% and our combined ratio was 82.1%.

•	Our debt to capital ratio was 17.4%.

•	We purchased $224.7 million of our common stock at an average cost of $47.70 per share. At year-end, we had $351.9 million remaining under our current $500 million share buyback authorization.

•

We increased our regular quarterly cash dividend to $0.295 per share, marking the 18th consecutive year of increases and the largest increase in the quarterly cash dividend in our history. We declared dividends of $1.04 per share and paid $96.5 million, which was $24.6 million more than we paid in 2013.

Effective January 1, 2015, we completed the acquisition of all of the capital stock of Producers Ag Insurance Group, Inc. (ProAg) from CUNA Mutual Group for $104.5 million cash. ProAg writes multi-peril crop, crop hail, named peril and livestock insurance. ProAg’s operations will be included in our consolidated results of operations, financial position and cash flows beginning in 2015.

The following sections discuss our key operating results. The reason for any significant variances between 2013 and 2012 are the same as those discussed for variances between 2014 and 2013, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Our results and key metrics for the past three years were as follows:

	2014	2013	2012

Net earnings	$458,343	$407,197	$391,240

Earnings per diluted share	$4.61	$4.04	$3.83

Net loss ratio	55.5%	57.6%	58.2%
Expense ratio	26.6	25.8	25.4

Combined ratio	82.1%	83.4%	83.6%

In 2014, we recognized no losses for major catastrophic events. During the prior two years, we recognized the following pretax net losses, including reinstatement premium, for major catastrophic events: 1) 2013 – European floods ($15.0 million) and German hail storms ($13.0 million) and 2) 2012 – Superstorm Sandy ($30.8 million). In all years, the remaining catastrophes, which we refer to as “small catastrophes” and that primarily impacted our property treaty line of business, were not individually significant events to us. We reinsure a portion of our exposure to catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our accident year catastrophe losses, as well as the impact on key metrics.

	2014	2013	2012

Gross losses	$28,762	$56,639	$84,751

Net losses, after reinsurance	$28,683	$55,939	$52,390
Reinstatement premium, net	(2,247)	(3,932)	401

Total net catastrophe losses	$26,436	$52,007	$52,791

Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.18)	$(0.34)	$(0.34)
Net loss ratio (percentage points)	1.1%	2.4%	2.3%
Combined ratio (percentage points)	1.1%	2.3%	2.4%

We recognized net favorable loss development of $56.4 million in 2014, $73.7 million in 2013 and $70.0 million in 2012, which included, in the respective periods, $5.9 million, $7.3 million and $21.4 million of net favorable development related to prior year catastrophes. The total net favorable development also included adverse development of $43.5 million in 2014, $70.3 million in 2013 and $48.9 million in 2012 related to a specific class of Spanish surety bonds. See the “Loss and Loss Adjustment Expense” and “Segment Operations” sections below for discussion of our loss activity and the “Critical Accounting Policies” section below for discussion of our policies and procedures related to establishing and reviewing loss reserves.

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

Total revenue increased $115.6 million in 2014, compared to 2013, due to an $84.4 million increase in net earned premium and higher net realized investment gains. The $11.1 million increase in total revenue in 2013, compared to 2012, related to higher net realized investment gains.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	2014	2013	2012

U.S. Property & Casualty	$676,103	$670,764	$614,694
Professional Liability	517,152	536,085	539,383
Accident & Health	998,387	883,055	835,796
U.S. Surety & Credit	231,965	228,930	221,468
International	577,637	548,499	531,167
Exited Lines	374	12,916	41,565

Total gross written premium	$3,001,618	$2,880,249	$2,784,073

U.S. Property & Casualty	$380,299	$385,355	$383,938
Professional Liability	346,720	359,509	378,138
Accident & Health	992,034	881,368	835,008
U.S. Surety & Credit	204,767	199,121	195,904
International	448,949	417,039	419,155
Exited Lines	476	12,931	41,253

Total net written premium	$2,373,245	$2,255,323	$2,253,396

U.S. Property & Casualty	$363,998	$367,135	$354,050
Professional Liability	351,690	368,167	394,687
Accident & Health	981,219	883,515	831,827
U.S. Surety & Credit	199,764	194,286	207,955
International	426,480	413,206	412,853
Exited Lines	476	12,931	41,253

Total net earned premium	$2,323,627	$2,239,240	$2,242,625

The 2014 and 2013 growth in gross written premium from our insurance underwriting segments occurred primarily in: 1) the Accident & Health segment, from the growth of our medical stop-loss and short-term medical products, 2) the International segment, from increased writings in our surety & credit and liability lines of business and 3) the U.S. Property & Casualty segment, from our growing casualty line of business. Our net written premium increased in 2014, compared to 2013, due to growth in the Accident & Health segment and was flat in 2013, compared to 2012, due to increased reinsurance in 2013, primarily in the U.S. Property & Casualty segment. Net earned premium increased in 2014 as the medical stop-loss and short-term medical products were earned in less than twelve months. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each insurance segment.

Net investment income, which is included in our Investing segment, was essentially flat in 2014 and 2013 as declining income from reduced reinvestment yields on fixed maturity securities was offset by increasing dividend income from equity securities. Our investment expense increased in 2013 and decreased in 2014 due to changes in the mix of the portfolio. We recognized $66.4 million of net realized investment gains in 2014, compared to $42.0 million in 2013 and $31.1 million in 2012. The 2014 net realized investment gains were principally due to the sale of equity securities.

Loss and Loss Adjustment Expense

We incur expenses for insurance claims paid or payable to policyholders, as well as the potential liability for incurred but not reported claims, and the expense to adjust and settle all claims (collectively referred to as loss and loss adjustment expense).

In 2014, we revised the presentation of our 2013 and 2012 consolidated statements of earnings to correctly classify internal claims department costs as loss and loss adjustment expense. Previously these costs were included in other operating expense. See Note 1, “General Information and Significant Accounting and Reporting Policies — Revision of Financial Statement Presentation” to the Consolidated Financial Statements for additional information.

Our net loss ratio is the percentage of our loss and loss adjustment expense excluding internal claims department costs divided by our net earned premium in each year. In evaluating our businesses, we consider internal claims department costs to be operating expenses and, thus, exclude them from the calculation of our net loss ratios and include them in the calculation of our expense ratios. The reclassification discussed in the previous paragraph had no impact on our segment reporting, which reflects the way in which our management viewed and evaluated our segment results.

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

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	2014	2013	2012

U.S. Property & Casualty	$154,200	$175,190	$209,286
Professional Liability	206,690	195,429	229,873
Accident & Health	696,288	630,210	601,076
U.S. Surety & Credit	42,273	24,143	38,535
International	196,134	249,199	189,410
Corporate & Other	31,250	48,283	69,894

Net loss and loss adjustment expense	$1,326,835	$1,322,454	$1,338,074

	2014	2013	2012
Net (favorable) adverse loss development
U.S. Property & Casualty	$(41,560)	$(39,363)	$2,321
Professional Liability	973	(26,346)	(25,897)
Accident & Health	(13,086)	(18,027)	(10,511)
U.S. Surety & Credit	(22,629)	(37,898)	(25,377)
International	25,050	43,805	(10,084)
Exited Lines	(5,105)	4,087	(463)

Total net favorable loss development	(56,357)	(73,742)	(70,011)
Accident year catastrophe losses	28,683	55,939	52,390
All other net loss and loss adjustment expense	1,354,509	1,340,257	1,355,695

Net loss and loss adjustment expense	$1,326,835	$1,322,454	$1,338,074

U.S. Property & Casualty	42.4%	47.7%	59.1%
Professional Liability	58.8	53.1	58.2
Accident & Health	71.0	71.3	72.3
U.S. Surety & Credit	21.2	12.4	18.5
International	46.0	60.3	45.9

Consolidated net loss ratio	55.5%	57.6%	58.2%

Consolidated accident year net loss ratio	57.8%	60.9%	61.5%

Loss and loss adjustment expense increased $4.4 million in 2014 and decreased $15.6 million in 2013, compared to the respective prior year. The 2014 increase was primarily due to growth in the business and lower net favorable development in 2014, partially offset by lower catastrophe losses in 2014. The 2013 decrease was primarily due to a lower accident year net loss ratio in 2013 and flat net earned premium year-over-year. Excluding catastrophes, our accident year net loss ratio was 56.7% for 2014, 58.5% for 2013 and 59.1% for 2012. See the “Segment Operations” section below for additional discussion of the changes in net loss development and net loss ratios for each segment.

Our net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the year. Our net paid loss ratio was 58.7% in 2014, 56.5% in 2013 and 56.7% in 2012. The amount of claims paid fluctuates year-over-year due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. Our net paid loss ratio increased in 2014 primarily due to higher payments to settle claims related to Spanish surety bonds. In 2014 and 2013, we paid $243.3 million and $153.9 million, respectively, to settle these claims, of which approximately 60% was reinsured.

Policy Acquisition Costs

Policy acquisition costs relate to direct costs we incur to issue insurance policies, including commissions, premium taxes and compensation of our underwriters. The percentage of policy acquisition costs to net earned premium was 12.7% in 2014 and 12.5% in both 2013 and 2012. We record profit commissions due from reinsurers as an offset to policy acquisition costs. The higher percentage in 2014 related to lower profit commissions from reinsurers in 2014 and commissions on our growing short-term medical business.

Other Operating Expense

Other operating expense increased 1% in 2014 and 3% in 2013. In 2014, higher employee compensation and benefit costs were offset by the year-over-year fluctuation in foreign currency benefit/expense. We recognized a foreign currency benefit of $23.2 million in 2014, compared to expense of $5.3 million and $6.2 million in 2013 and 2012. The foreign currency benefit/expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. In 2013, higher employee compensation and benefit costs, compared to 2012, were partially offset by a $5.1 million benefit related to an indemnification liability. We reduced the indemnification liability, which related to a 2001 subsidiary sale, due to favorable claims activity and successful subrogation recoveries.

Excluding the foreign currency benefit/expense and indemnification benefits, other operating expense increased 9% in 2014 and 5% in 2013 mainly due to increased employee compensation and benefits costs. Our employee count grew to 1,983 at December 31, 2014 from 1,900 at December 31, 2013, mainly due to the addition of new underwriting teams. In addition, our bonus expense increased in 2014 and 2013 due to higher pretax earnings.

Other operating expense included $25.1 million, $16.2 million and $13.2 million of stock-based compensation expense in the respective three years. Stock-based compensation expense was higher in 2014 due to accelerated expense for certain unvested restricted stock awards for which the performance criteria were achieved in 2014, as well as higher grant prices due to the increase in our stock price. In 2014, we granted $17.4 million of restricted stock awards and units, with a weighted-average life of 2.9 years. At December 31, 2014, there was approximately $29.3 million of total unrecognized compensation expense related to unvested restricted stock awards and units, options and our employee stock purchase plan, which is expected to be recognized over a weighted-average period of 1.6 years. In 2015, we expect to recognize $15.9 million of expense for all stock-based awards outstanding at year-end 2014.

Interest Expense

Interest expense was $28.1 million, $26.2 million and $25.6 million in 2014, 2013 and 2012, respectively, and included $19.3 million per year for our Senior Notes. Our interest expense has increased due to a higher amount of outstanding borrowings on our $825.0 million Revolving Loan Facility, mainly to fund purchases of our common stock.

Income Tax Expense

Our income taxes are due to U.S. Federal, state, local and foreign jurisdictions. Our effective income tax rate was 30.7% for 2014, compared to 28.9% for 2013 and 29.4% for 2012. Fluctuations in our effective tax rate are due to the relationship of pretax income and tax-exempt investment income. In 2014, our pretax income was substantially higher and our tax-exempt investment income was flat compared to 2013. The lower effective rate in 2013 related to an increased benefit from tax-exempt investment income in that year.

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

U.S. Property & Casualty Segment

The following tables summarize the operations of the U.S. Property & Casualty segment.

	2014	2013	2012

Net earned premium	$363,998	$367,135	$354,050
Other revenue	20,822	24,266	18,865

Segment revenue	384,820	391,401	372,915

Loss and loss adjustment expense, net	154,200	175,190	209,286
Other expense	116,553	117,910	116,398

Segment expense	270,753	293,100	325,684

Segment pretax earnings	$114,067	$98,301	$47,231

Net loss ratio	42.4%	47.7%	59.1%
Expense ratio	30.3	30.1	31.2

Combined ratio	72.7%	77.8%	90.3%

Aviation	$109,497	$112,597	$116,236
Liability	113,252	100,956	97,232
Sports & Entertainment	26,616	26,083	18,926
Public Risk	47,060	63,791	65,281
Other	67,573	63,708	56,375

Total net earned premium	$363,998	$367,135	$354,050

Aviation	56.0%	55.0%	56.2%
Liability	43.7	54.8	71.4
Sports & Entertainment	58.0	58.9	48.4
Public Risk	50.5	76.1	94.1
Other	6.1	(9.5)	7.1

Total net loss ratio	42.4%	47.7%	59.1%

Aviation	$134,388	$139,673	$144,621
Liability	190,085	153,770	129,183
Sports & Entertainment	132,763	144,416	103,807
Public Risk	69,800	70,665	85,857
Other	149,067	162,240	151,226

Total gross written premium	$676,103	$670,764	$614,694

Aviation	$113,336	$111,446	$112,712
Liability	145,480	111,398	104,523
Sports & Entertainment	23,028	28,518	21,258
Public Risk	41,261	55,666	69,081
Other	57,194	78,327	76,364

Total net written premium	$380,299	$385,355	$383,938

Our U.S. Property & Casualty segment pretax earnings increased 16% in 2014, compared to 2013, primarily due to a lower net loss ratio in 2014. Pretax earnings increased $51.1 million in 2013, compared to 2012, primarily due to: 1) net favorable loss development of $39.4 million in 2013, compared to net adverse loss development of $2.3 million in 2012 and 2) net catastrophe losses of $2.0 million in 2013, compared to $11.3 million in 2012.

Gross written premium was essentially flat in 2014 due to increased writings of our expanding casualty business (included in Liability), offset by cyclical reductions in disability and contingency (included in Sports & Entertainment) and title and residual value insurance (included in Other). The growth in 2013, compared to 2012, was due to higher writings in excess casualty, primary casualty and technical property, as well as higher writings for disability, residual value and title reinsurance. Net written premium was flat in the three years due to continuing growth in Liability, offset by reduced premium due to changes in reinsurance for the Public Risk line of business.

Loss expense decreased in 2014 and 2013, primarily due to favorable loss development in both years. In addition, the 2014 accident year loss ratio decreased due to lower losses from the Public Risk line of business, which we began to reunderwrite in late 2012.

The net (favorable) adverse loss development recognized by line of business was as follows:

	2014	2013	2012

Aviation	$(9,001)	$(8,041)	$(701)
Liability	(18,736)	(6,907)	9,069
Sports & Entertainment	(757)	(2,371)	(1,461)
Public Risk	(6,244)	(1,303)	8,142
Other	(6,822)	(20,741)	(12,728)

Total net (favorable) adverse loss development	$(41,560)	$(39,363)	$2,321

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

In our Aviation line of business, we recognized favorable development in 2014 and 2013 based on recording these reserves in line with actuarially-indicated results since the respective prior year annual review.

In our Liability line of business, we experienced lower losses in 2014, compared to 2013, due to higher favorable development in the professional lines, which include our E&O and employment practices liability products. In 2014, we recognized favorable development in our professional lines based on better than expected actuarially-indicated results since our 2013 annual reserve review, primarily for underwriting years 2012 and prior. In 2013, we recognized favorable development for underwriting years 2010 – 2011 due to better than expected actuarially-indicated results. In 2012, we recognized adverse development related to underwriting years 2005 – 2010.

Our Public Risk line of business had a lower loss ratio in 2014, primarily due to our expectation of lower ultimate losses in 2014 following our re-underwriting of this business. In addition, we recognized higher favorable development in 2014 based on better than expected actuarially-indicated results since our 2013 annual reserve review. In 2012, we recognized adverse development due to deteriorating results related to underwriting years 2009 and 2010. In addition, Public Risk included catastrophe losses of: 1) 2013 – $2.0 million for Midwest tornadoes and 2) 2012 – $3.8 million for Superstorm Sandy and $3.2 million for United States spring storms.

The majority of the favorable loss development in Other relates to the run off of an assumed quota share contract for business that we wrote from 2003 – 2008. We recognized $5.0 million in 2014, $17.0 million in 2013 and $5.6 million in 2012, due to continued better than expected results since the prior annual review. This assumed quota share contract is no longer earning premium, resulting in low or negative loss ratios in total for the Other line.

Professional Liability Segment

The following tables summarize the operations of the Professional Liability segment.

	2014	2013	2012

Net earned premium	$351,690	$368,167	$394,687
Other revenue	1,082	(7)	731

Segment revenue	352,772	368,160	395,418

Loss and loss adjustment expense, net	206,690	195,429	229,873
Other expense	67,692	66,391	66,721

Segment expense	274,382	261,820	296,594

Segment pretax earnings	$78,390	$106,340	$98,824

Net loss ratio	58.8%	53.1%	58.2%
Expense ratio	19.2	18.0	16.9

Combined ratio	78.0%	71.1%	75.1%

Total gross written premium	$517,152	$536,085	$539,383

Total net written premium	$346,720	$359,509	$378,138

Our Professional Liability segment pretax earnings decreased $28.0 million in 2014, compared to 2013, primarily due to $26.3 million of favorable loss development in 2013. Pretax earnings increased $7.5 million in 2013, compared to 2012, due to an improved net loss ratio, primarily related to re-underwriting of our diversified financial products (DFP) line of business beginning in 2012. The segment’s premium decreased from 2012 to 2014, primarily due to lower writings of DFP from re-underwriting this business. Net written premium and net earned premium also reflect the impact of reinsurance during the past three years.

The segment had net favorable (adverse) loss development of ($1.0) million in 2014, $26.3 million in 2013 and $25.9 million in 2012. The development in each year resulted from our annual review of reserves for this segment, which we conducted in the third quarter of each year. The majority of the insurance coverage in this segment is provided through “claims made” policies, and the final settlement value of these claims is not expected to be determined for several years due to the underlying complex nature of the claims. Accordingly, changes to our ultimate losses for a given underwriting year typically result from management’s revised expectations, as compared to the prior year reserve review, with respect to the settlement value of known claims.

In 2014, we reduced reserves for our U.S. D&O product by $24.5 million related to underwriting years prior to 2007, due to better than expected loss experience compared to our 2013 annual reserve review. We also strengthened reserves for underwriting year 2007, due to indications of higher ultimate losses.

The 2013 net favorable development consisted of $15.5 million for our U.S. D&O product and $10.8 million for our International D&O product. Our 2013 reserve review indicated better than expected experience for underwriting years prior to 2007 as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening of $37.9 million in underwriting years 2007 and 2008, which were impacted by the worldwide financial crisis.

The 2012 net favorable development consisted of $9.0 million for our U.S. D&O product and $16.9 million for our International D&O product. Our 2012 reserve review indicated that incurred loss development, primarily for underwriting years 2005 and 2006, was lower than expected as compared to our 2011 reserve review, primarily due to actual outcomes on reported claims. This favorable development was partially offset by higher estimates of ultimate losses in the 2008 underwriting year.

The fluctuations in the expense ratio primarily related to reinsurance profit commissions of $2.8 million in 2014, $6.5 million in 2013 and $5.1 million in 2012, recognized in conjunction with the favorable development in those years. The profit commissions, which offset the segment’s other expense, reduced the expense ratio by 0.8 percentage points in 2014, 1.8 percentage points in 2013 and 1.3 percentage points in 2012. Excluding the impact of profit commissions, the expense ratio increased over the three year period due to declining net earned premium.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	2014	2013	2012

Net earned premium	$981,219	$883,515	$831,827
Other revenue	9,663	4,932	4,918

Segment revenue	990,882	888,447	836,745

Loss and loss adjustment expense, net	696,288	630,210	601,076
Other expense	155,469	130,814	122,232

Segment expense	851,757	761,024	723,308

Segment pretax earnings	$139,125	$127,423	$113,437

Net loss ratio	71.0%	71.3%	72.3%
Expense ratio	15.7	14.7	14.6

Combined ratio	86.7%	86.0%	86.9%

Medical Stop-loss	$870,249	$816,499	$776,965
Other	110,970	67,016	54,862

Total net earned premium	$981,219	$883,515	$831,827

Medical Stop-loss	73.6%	72.7%	73.7%
Other	50.6	54.8	52.1

Total net loss ratio	71.0%	71.3%	72.3%

Medical Stop-loss	$876,540	$817,943	$777,351
Other	121,847	65,112	58,445

Total gross written premium	$998,387	$883,055	$835,796

Medical Stop-loss	$870,187	$816,499	$776,965
Other	121,847	64,869	58,043

Total net written premium	$992,034	$881,368	$835,008

Our Accident & Health segment pretax earnings increased 9% in 2014 and 12% in 2013, compared to the prior year, due to growth in net earned premium. This increase was attributable to writing new medical stop-loss and short-term medical business, as well as rate increases on medical stop-loss renewals in 2014 and 2013. Our short-term medical product experienced significant growth in 2014 as individuals selected this product in lieu of coverage under the U.S. Affordable Care Act, which began enrollments in late 2013. The segment results included net favorable loss development of $13.1 million in 2014, $18.0 million in 2013 and $10.5 million in 2012. The segment’s expense ratio increased in 2014 due to higher commissions related to the short-term medical product, as well as higher compensation and benefits expense.

Our medical stop-loss business provides annual coverage for groups of employees, and claims are reported and settled within 12 to 15 months for each reporting year. Claims for our Other business, particularly the short-term medical product, are reported and settled quickly. We generally conducted our annual review of the segment’s reserves in the fourth quarter. Our reserve reviews indicated lower than expected claims activity related to our medical stop-loss product in: 1) 2014 – for underwriting years 2012 and 2013, 2) 2013 – for underwriting years 2011 and 2012 and 3) 2012 – for underwriting year 2011.

U.S. Surety & Credit Segment

The following tables summarize the operations of the U.S. Surety & Credit segment.

	2014	2013	2012

Net earned premium	$199,764	$194,286	$207,955
Other revenue	2,505	1,468	843

Segment revenue	202,269	195,754	208,798

Loss and loss adjustment expense, net	42,273	24,143	38,535
Other expense	112,232	109,550	113,619

Segment expense	154,505	133,693	152,154

Segment pretax earnings	$47,764	$62,061	$56,644

Net loss ratio	21.2%	12.4%	18.5%
Expense ratio	55.5	56.0	54.4

Combined ratio	76.7%	68.4%	72.9%

Surety	$146,347	$147,041	$158,711
Credit	53,417	47,245	49,244

Total net earned premium	$199,764	$194,286	$207,955

Surety	14.3%	11.8%	16.6%
Credit	40.0	14.3	24.9

Total net loss ratio	21.2%	12.4%	18.5%

Surety	$162,867	$165,505	$159,159
Credit	69,098	63,425	62,309

Total gross written premium	$231,965	$228,930	$221,468

Surety	$147,293	$147,517	$144,573
Credit	57,474	51,604	51,331

Total net written premium	$204,767	$199,121	$195,904

Our U.S. Surety & Credit segment pretax earnings decreased $14.3 million in 2014, compared to 2013, primarily due to recognizing more net favorable loss development in 2013 than in 2014. The segment’s pretax earnings increased $5.4 million in 2013, compared to 2012, due to increased net favorable loss development in 2013. Premium in our credit line of business increased in 2014 due to writing new business. Premium in our surety line of business has remained relatively flat due to competition and economic conditions impacting the construction industry.

The segment had net favorable loss development of $22.6 million in 2014, $37.9 million in 2013 and $25.4 million in 2012. Each of our annual reserve reviews, which we conducted in the fourth quarter, indicated that actual loss experience was better than the actuarial expectations in the prior year reserve review. As a result, we recognized favorable loss development as follows: 1) 2014 – $20.3 million for surety and $2.3 million for credit, 2) 2013 – $20.6 million for surety and $17.3 million for credit and 3) 2012 – $18.0 million for surety and $7.4 million for credit.

International Segment

The following tables summarize the operations of the International segment.

	2014	2013	2012

Net earned premium	$426,480	$413,206	$412,853
Other revenue	3,711	4,334	5,005

Segment revenue	430,191	417,540	417,858

Loss and loss adjustment expense, net	196,134	249,199	189,410
Other expense	175,158	158,869	146,807

Segment expense	371,292	408,068	336,217

Segment pretax earnings	$58,899	$9,472	$81,641

Net loss ratio	46.0%	60.3%	45.9%
Expense ratio	40.7	38.0	35.1

Combined ratio	86.7%	98.3%	81.0%

Marine & Energy	$97,277	$97,143	$100,716
Property Treaty	99,064	112,042	100,565
Surety & Credit	80,535	72,294	71,378
Liability	88,309	75,329	76,484
Other	61,295	56,398	63,710

Total net earned premium	$426,480	$413,206	$412,853

Marine & Energy	42.9%	39.9%	32.9%
Property Treaty	18.6	47.0	24.4
Surety & Credit	91.9	156.9	122.6
Liability	37.0	36.5	33.1
Other	47.6	30.0	29.7

Total net loss ratio	46.0%	60.3%	45.9%

Marine & Energy	$158,256	$163,279	$155,931
Property Treaty	133,755	139,056	138,065
Surety & Credit	105,144	90,584	84,288
Liability	98,857	82,380	75,466
Other	81,625	73,200	77,417

Total gross written premium	$577,637	$548,499	$531,167

Marine & Energy	$99,288	$95,124	$105,585
Property Treaty	106,326	111,334	105,442
Surety & Credit	89,233	77,857	74,977
Liability	91,565	77,097	69,546
Other	62,537	55,627	63,605

Total net written premium	$448,949	$417,039	$419,155

Our International segment pretax earnings increased $49.4 million in 2014, compared to 2013, primarily due to the favorable impact of lower catastrophe losses and lower net adverse loss development in 2014. Segment earnings decreased $72.2 million in 2013, compared to 2012, primarily due to higher catastrophe losses in 2013 and net adverse loss development in 2013, compared to net favorable development in 2012.

The increase in premium in 2014 and 2013 was primarily due to increased writings in our Surety & Credit and Liability lines of business, as well as our accident and health and direct and facultative property lines of business (included in Other). The increase in 2014 was partially offset by decreased writings of Marine & Energy and Property Treaty business, due to reduced pricing and expanded competition in these lines.

The segment incurred lower net catastrophe losses in 2014 than in 2013 and 2012. We recognized no large catastrophe losses in 2014. In the prior years, we recognized pretax catastrophe losses, including reinstatement premium, for these major catastrophic events: 1) 2013 – European floods ($15.0 million) and German hail storms ($13.0 million) and 2) 2012 – Superstorm Sandy ($23.9 million). The remaining losses related to small catastrophes that impacted our property treaty business. The following table summarizes the segment’s accident year catastrophe losses, as well as the impact on key metrics:

	2014	2013	2012

Gross losses	$28,762	$54,639	$61,893

Net losses, after reinsurance	$28,683	$53,939	$41,063
Reinstatement premium, net	(2,247)	(3,932)	401

Total net catastrophe losses	$26,436	$50,007	$41,464

Impact of net catastrophe losses (in percentage points) on:
Net loss ratio	6.5%	12.6%	10.0%
Expense ratio	(0.2)	(0.4)	-

Combined ratio	6.3%	12.2%	10.0%

The International segment recognized net adverse loss development of $25.1 million in 2014 and $43.8 million in 2013, compared to net favorable development of $10.1 million in 2012. The net (favorable) adverse loss development recognized by line of business was as follows:

	2014	2013	2012

Marine & Energy	$(4,754)	$(7,316)	$(18,851)
Property Treaty	(8,478)	(1,303)	(1,116)
Surety & Credit	44,143	69,947	43,266
Liability	(9,459)	(14,618)	(20,525)
Other	3,598	(2,905)	(12,858)

Total net (favorable) adverse loss development	$25,050	$43,805	$(10,084)

The totals in the above table include favorable development from prior years’ catastrophes of $5.4 million, $6.0 million and $18.9 million in 2014, 2013 and 2012, respectively, primarily related to these events: 1) 2014 – European floods, 2) 2013 – Superstorm Sandy and 3) 2012 – Hurricane Irene and the Japan earthquake and tsunami.

The lines of business in our International segment provide a variety of coverages, most of which are medium to long-tail lines with moderate timing for claims reporting and medium to high reserve volatility. This segment incurs most of our catastrophe losses. In Marine & Energy, we insure complex, worldwide energy production facilities, oil rigs and offshore platforms that are subject to expensive business interruption claims and replacement costs. Catastrophe-related claims for energy projects may take several years to settle and can involve significant reserve volatility for coverage on both a primary and excess basis. The Property Treaty and direct and facultative property lines are short-tail with relatively fast claims reporting and lower reserve volatility. Our Liability business, providing primarily U.K. professional liability coverage, has long-tail claims reporting and medium reserve volatility.

We generally conduct our annual review of the International segment’s reserves in the fourth quarter. However, we accelerated our 2014 and 2013 annual reserve reviews to the third quarter of each year due to the timing of issues related to certain Spanish surety bonds and a growing actuarially-indicated redundancy in several lines of business.

The net adverse loss development in the Surety & Credit line of business in all three years primarily related to strengthening our reserves on a specific class of Spanish surety bonds, the majority of which were written prior to 2006. We recorded $48.9 million of net reserves in 2012 based on management’s evaluation of the claims and the likelihood that we would ultimately be required to pay the claims, based on information available at year-end 2012. In 2013, we revised the estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling against an unaffiliated insurance company with respect to a type of surety bond similar to ours. This resulted in $70.3 million of net adverse development in 2013. We paid claims related to these bonds throughout 2014 and settled a majority of the outstanding claims in the third quarter of 2014. In light of these settlements, we revised our estimates of our liability under these bonds and strengthened these reserves, which resulted in $43.5 million of net adverse development in 2014.

Our actual loss experience for Marine & Energy was better than the actuarial expectations in each year’s reserve review compared to the prior year review. We conducted a detailed review of outstanding claims during each annual reserve review to assist in determining these reserves. We recognized net favorable development in 2014 related to the 2012 and prior accident years, partially offset by $10.0 million of reserve strengthening for the 2013 accident year. The net favorable development recognized in 2013 related to the 2008 – 2010 and 2012 accident years, as well as the release of $3.4 million of prior years’ catastrophe reserves related to Superstorm Sandy. The net favorable development recognized in 2012 related to the 2010 and prior accident years, and included the release of $5.1 million of prior years’ catastrophe reserves primarily related to the Japan earthquake and tsunami.

In Property Treaty, the 2014 net favorable development included the release of $6.0 million of prior years’ catastrophe reserves related to the 2013 European floods, as well as $1.5 million of reserve strengthening for the 2011 Denmark storms. The remaining net favorable development related to better than expected results compared to the prior reserve review.

The net favorable development in Liability included favorable development related to our U.K. professional liability product as follows: 1) 2014 – $12.7 million (for 2013 and prior accident years), 2) 2013 – $16.1 million (for 2011 and prior accident years) and 3) 2012 – $12.8 million (for 2010 and prior accident years). In each year, the actual loss experience was better than our actuarial expectations in the prior year reserve review. In addition, there was net adverse development of $3.2 million in 2014 and $1.5 million in 2013, and net favorable development of $7.7 million in 2012, primarily related to other liability business for accident years 2011 and prior.

The net favorable development of $12.9 million in the Other category related to reserve reductions for various 2011 catastrophic events.

The previously discussed favorable and adverse development, as well as the lower accident year catastrophe losses in 2014, caused the significant variances in the segment and line of business net loss ratios year-over-year. The segment’s expense ratio increased in 2014 and 2013 due to higher compensation and benefits expense, as well as higher technology costs. In addition, the 2014 expense ratio increased due to the impact of the stronger British pound sterling relative to the U.S. dollar, compared to 2013, as most of the segment’s operating expenses are incurred in British pound sterling.

Investing Segment

Our Investing segment includes our consolidated investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. Our insurance segments generate the cash flow underlying these investments. We manage all investments and evaluate our investment results centrally and, thus, include them in a separate segment for reporting purposes.

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.6 billion of fixed maturity securities at December 31, 2014. Substantially all of our fixed maturity securities were investment grade and 73% were rated AAA or AA. In addition, we held $296.4 million of equity securities at December 31, 2014.

The following tables summarize the results and certain key metrics of our Investing segment.

	2014	2013	2012
Net investment income from:
Fixed maturity securities
Taxable	$96,886	$98,966	$114,047
Exempt from U.S. income taxes	113,980	113,875	107,488

Total fixed maturity securities	210,866	212,841	221,535
Equity securities	16,555	14,537	3,959
Other	1,434	828	3,476

Total investment income	228,855	228,206	228,970
Investment expense	(7,235)	(8,024)	(6,336)

Total net investment income	221,620	220,182	222,634
Net realized investment gain	66,370	42,030	31,148
Other-than-temporary impairment credit losses	-	-	(1,028)

Segment pretax earnings	$287,990	$262,212	$252,754

Fixed maturity securities:
Average yield *	3.5%	3.6%	3.9%
Average tax equivalent yield *	4.3%	4.5%	4.7%
Weighted-average life	8.1 years	8.2 years	8.2 years
Weighted-average duration	4.7 years	5.1 years	4.7 years
Weighted-average rating	AA	AA	AA

* Excluding realized and unrealized gains and losses.

In the past several years, the average yield on our fixed maturity securities has continued to decline due to lower reinvestment rates. Despite a persistent low interest rate environment, we have maintained a high quality investment portfolio by allocating funds to longer dated tax-exempt securities when the yield curve has been steep and relative value has been attractive. We have offset this duration extension by investing in securities with attractive yields and low duration, such as bank loans (classified as corporate securities), collateralized loan obligations (classified as asset-backed securities) and global publicly-traded equity securities. Our general policy has been to hold our available for sale securities through periods of fluctuating interest rates. We sell securities and recognize realized gains and losses from these sales if we can reinvest the proceeds to achieve our overall objectives of sufficient liquidity, enhanced income and long-term growth in book value.

The weighted average duration of our fixed maturity securities portfolio decreased to 4.7 years at December 31, 2014 (compared to 5.1 years at December 31, 2013), primarily due to the impact of the lower market interest rates on our municipal securities with call options and structured securities with prepayment options. Duration increased in 2013 due to increased prevailing interest rates and spreads based on investor concerns that the U.S. Federal government would tighten its fiscal policies. Rates on 10-year U.S. Treasury notes declined 86 basis points in 2014 and increased 126 basis points in 2013.

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2014 and 2013. The methodologies used to determine the fair value of our investments are described in Note 3, “Fair Value Measurements” to the Consolidated Financial Statements.

	December 31, 2014		December 31, 2013
	Amount	%	Amount	%
Fixed maturity securities
U.S. government and government agency securities	$70,969	1%	$92,709	1%
Fixed maturity securities of states, municipalities and political subdivisions	954,708	13	986,486	15
Special purpose revenue bonds of states, municipalities and political subdivisions	2,389,012	33	2,265,195	34
Corporate securities	1,276,835	18	1,225,238	18
Residential mortgage-backed securities	821,694	11	618,119	9
Commercial mortgage-backed securities	611,631	9	504,888	7
Asset-backed securities	366,827	5	182,392	3
Foreign government securities	118,692	2	147,446	2
Equity securities	296,352	4	517,466	8
Short-term investments	258,186	4	178,753	3

Total investments	$7,164,906	100%	$6,718,692	100%

Our total investments increased $446.2 million in 2014, principally from newly generated cash flow and a $108.8 million increase in the pretax net unrealized gain. At December 31, 2014, the net unrealized gain on our investment portfolio was $262.9 million, compared to $154.1 million at December 31, 2013. The increase in the net unrealized gain was due to the decline in interest rates in 2014. During 2014, we sold equity securities with a book value of $374.8 million, and realized a net gain of $61.8 million, in order to reposition our overall investment portfolio.

The ratings of our individual securities within our fixed maturity securities portfolio at December 31, 2014 were as follows:
			Amount	%

AAA			$1,082,778	16%
AA			3,750,714	57
A			1,340,561	21
BBB			289,042	4
BB and below			147,273	2

Total fixed maturity securities			$6,610,368	100%

The table below indicates the contractual or expected maturity distribution of our fixed maturity securities at December 31, 2014. In the table, we allocated the maturities of our mortgage-backed and asset-backed securities based on the expected future principal payments. The weighted-average life of our mortgage-backed and asset-backed securities is approximately 5.3 years based on expected future cash flows.

	Non-structured		Mortgage-backed and
	securities at		asset-backed securities
	amortized cost		at amortized cost		Total
	Amount	%	Amount	%	Amount	%

One year or less	$168,246	4%	$78,484	4%	$246,730	4%
One year to five years	1,150,042	25	752,017	43	1,902,059	30
Five years to ten years	1,392,501	30	891,455	51	2,283,956	36
Ten years to fifteen years	875,679	19	43,015	2	918,694	14
More than fifteen years	997,752	22	3,546	-	1,001,298	16

Total fixed maturity securities	$4,584,220	100%	$1,768,517	100%	$6,352,737	100%

At December 31, 2014, we held $2.4 billion of special purpose revenue bonds, as well as $954.7 million of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to as municipal bonds in the investment market. The overall rating of our municipal bonds was AA at December 31, 2014. Within our municipal bond portfolio, we held $474.7 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At December 31, 2014, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) education – 24%, 2) transportation – 22%, 3) water and sewer – 19% and 4) electric – 12%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at December 31, 2014. Although economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At December 31, 2014, we held a commercial mortgage-backed securities portfolio with a fair value of $611.6 million, an average rating of AA+ and an average loan-to-value ratio of 63%. We owned no collateralized debt obligations (CDOs) and we are not counterparty to any credit default swap transactions.

Some of our fixed maturity securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occurs earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occurs later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time. In 2015, we expect approximately 11% of our fixed maturity securities portfolio to mature, call or prepay. Assuming prevailing interest rates remain constant throughout 2015, reinvestment of these funds will be at tax-equivalent yields that are approximately 160 basis points lower than the year-end 2014 yields for these securities.

At December 31, 2014, we held corporate fixed securities issued by foreign corporations with an aggregate fair value of $478.3 million. In addition, we held securities issued by foreign governments, agencies or supranational entities with an aggregate fair value of $118.7 million. The following table details our holdings of foreign debt at December 31, 2014.

	Corporate debt
	Financial institutions		Non-financial institutions		Sovereign debt and agencies
	Cost or		Cost or		Cost or		Total
	amortized	Fair	amortized	Fair	amortized	Fair	fair
Country	cost	value	cost	value	cost	value	value

United Kingdom	$70,361	$72,994	$78,160	$79,185	$18,644	$18,646	$170,825
Canada	27,121	27,107	33,368	33,491	20,524	20,469	81,067
The Netherlands	28,649	28,370	37,792	37,290	13,820	14,190	79,850
France	13,215	13,219	39,554	39,626	2,858	2,894	55,739
Germany	11,377	11,446	18,539	18,732	24,390	24,393	54,571
Switzerland	33,162	33,651	-	-	9,826	8,818	42,469
Norway	5,425	5,072	13,777	14,273	4,762	4,735	24,080
Sweden	12,965	12,915	6,738	6,218	4,193	4,164	23,297
Supranational (1)	-	-	-	-	19,344	19,338	19,338
Other (2)	11,592	11,275	32,587	33,402	1,118	1,045	45,722

Total foreign debt	$213,867	$216,049	$260,515	$262,217	$119,479	$118,692	$596,958

(1)	Supranational represents investments in European Investment Bank, Inter-American Development Bank, International Bank for Reconstruction and Development, Asian Development Bank, and European System of Financial Supervisors.
(2)	Includes all countries whose total foreign debt is individually less than $10.0 million.

Corporate & Other

Our Corporate & Other category includes operations not related to our segments, including unallocated corporate operating expenses, interest expense on notes payable, foreign currency expense (benefit) and underwriting results of our Exited Lines of business.

The following table summarizes activity in the Corporate & Other category.

	2014	2013	2012

Net earned premium	$476	$12,931	$41,253
Other revenue	3,149	459	86

Total revenue	3,625	13,390	41,339

Loss and loss adjustment expense, net – Exited Lines	(5,173)	15,879	37,331
Other expense – Exited Lines	3,612	4,506	7,713
Other expense – Corporate	64,826	54,778	61,083
Interest expense	27,948	26,038	25,132
Foreign currency expense (benefit)	(23,189)	5,288	6,184

Total expense	68,024	106,489	137,443

Pretax loss	$(64,399)	$(93,099)	$(96,104)

Net earned premium declined as we exited the HMO and medical excess reinsurance products in late 2012. Premium related to the other products included in Exited Lines was insignificant in all years. The loss and loss adjustment expense in 2013 and 2012 related to the HMO and medical excess reinsurance products. The Exited Lines recognized net favorable loss development of $5.1 million and $0.5 million in 2014 and 2012, respectively, and net adverse loss development of $4.1 million in 2013. The Exited Lines incur operating costs primarily for claims personnel and facilities.

Our Corporate expenses not allocated to the segments increased $10.0 million in 2014, compared to 2013, primarily due to: 1) an indemnification benefit of $5.1 million recognized in 2013, 2) higher incentive compensation based on the increase in consolidated pretax earnings and 3) expense related to certain unvested restricted stock awards for which the performance criteria were achieved in 2014. Our Corporate expenses not allocated to the segments decreased $6.3 million in 2013, compared to 2012, principally due to the $5.1 million indemnification benefit in 2013. We reduced our indemnification liability, which related to a 2001 subsidiary sale, due to favorable claims activity and successful subrogation recoveries. Our interest expense increased year-over-year due to higher borrowings on our Revolving Loan Facility.

The impact of foreign currency benefit/expense fluctuated year-over-year principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level at a reasonable cost to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) our $7.2 billion investment portfolio, most of which is held by our insurance companies, 3) our revolving loan facility and 4) a $1.0 billion shelf registration. Our insurance companies have sufficient resources to pay potential claims. Based on historical payment patterns and claims history, as of year-end 2014 we project that our insurance companies will pay approximately $1.5 billion of claims and collect approximately $0.4 billion of reinsurance recoveries in 2015. In addition to expected cash flow from their 2015 operations, these companies had $6.3 billion of investments available at year-end 2014 to fund claims payments, if needed. Our sources of liquidity are discussed below.

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

The components of our net operating cash flows are summarized in the following table.

	2014	2013	2012

Net earnings	$458,343	$407,197	$391,240
Change in premium, claims and other receivables, net of reinsurance, premium and claims payable	(14,803)	22,737	2,498
Change in unearned premium, net	53,638	16,168	4,082
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	(53,702)	(78,026)	75,389
Change in accounts payable and accrued liabilities	(22,343)	(120,859)	100,091
Gain on investments	(66,370)	(42,030)	(30,120)
Other, net	123,874	57,520	117,967

Cash provided by operating activities	$478,637	$262,707	$661,147

Our cash provided by operating activities was $478.6 million in 2014, compared to $262.7 million in 2013 and $661.1 million in 2012. Cash provided by operating activities includes collateral funds we receive or refund for our U.S. surety business, for which we record a liability within accounts payable and accrued liabilities. We refunded U.S. surety collateral of $20.3 million in 2014 and $121.7 million in 2013, compared to a net receipt of $96.6 million in 2012. In addition, we paid $132.6 million of income tax payments in 2014, compared to $181.5 million in 2013 and $107.9 million in 2012.

Other fluctuations in our cash provided by operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. In regards to Spanish surety bonds, we paid claims of $243.3 million and collected reinsurance of $186.2 million in 2014, compared to paying claims of $153.9 million and collecting no reinsurance in 2013 as most claims were paid in the fourth quarter. We paid minimal claims in 2012. The net impact of our payment of claims and collection of recoverables related to these bonds will continue to impact our cash provided by operating activities in future periods.

On January 2, 2015, we paid $104.5 million to acquire ProAg. This acquisition is expected to grow profitably over time once fully integrated. Due to the timing of settlements with the U.S. government, our operating cash flow in 2015 and 2016 will be reduced until settlement of our 2015 reinsurance year in October 2016.

Investments

At December 31, 2014, we held a $7.2 billion investment portfolio, which included $258.2 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities, to generate cash if needed. The parent company held $838.4 million of cash and investments at December 31, 2014, which are available to cover the holding company’s required cash disbursements.

Revolving Loan Facility

We maintain an $825.0 million Revolving Loan Facility (Facility), of which $294.1 million of available capacity remained at December 31, 2014. During the past three years, we used the Facility primarily to fund repurchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock in 2015. The Facility expires in April 2019. See Note 7, “Notes Payable” to the Consolidated Financial Statements for additional information related to the Facility and our long-term indebtedness.

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

Our domestic and foreign insurance companies paid HCC dividends of $377.2 million in 2014, $317.5 million in 2013 and $262.4 million in 2012. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $235.2 million in dividends in 2015 without obtaining special permission from U.S. state regulatory authorities.

Share Purchases

On August 20, 2014, our Board of Directors authorized a new $500.0 million stock purchase plan (the Plan) and cancelled $130.9 million remaining under a previous authorization. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date and may be suspended or discontinued at any time at the Board’s discretion. At February 13, 2015,

$340.6 million of repurchase authority remains under the Plan.

Since our repurchase program began in 2008, we have purchased 30.0 million shares for $953.1 million, or $31.82 per share, through December 31, 2014. In the past three years, we purchased our common stock as follows:

	2014	2013	2012

Shares of common stock	4,710	1,055	5,567
Total cost	$224,706	$42,212	$178,669
Weighted-average cost per share	$47.70	$40.02	$32.09

Shelf Registration

We have a “Universal Shelf” registration statement that provides for the issuance of $1.0 billion of securities, which may be debt securities, equity securities, or a combination thereof. The Universal Shelf provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial markets. Our current shelf registration expires in March 2015; however, we expect to replace it with a similar shelf registration prior to expiration.

Claims Payments

We maintain sufficient liquidity from our current cash, short-term investments and investment maturities, in combination with future operating cash flow, to pay anticipated policyholder claims on their expected payment dates. Each of our insurance companies pays its own claims using its own operating cash flows, cash, short-term investments or investment maturities.

The average duration of claims in many of our lines of business is relatively short. However, we write D&O, E&O and casualty insurance, all of which have a longer claims duration than our other products. We consider these different claims payment patterns in determining the duration of our investment portfolio. The weighted-average duration of all claims was approximately 2.3 years, 2.1 years and 2.2 years at December 31, 2014, 2013 and 2012, respectively. The weighted-average duration of our fixed maturity securities was 4.7 years, 5.1 years and 4.7 years at the respective year-end. The longer duration of our fixed maturity securities reflects the effects of the investment of our capital.

Contractual Obligations

The following table summarizes our total contractual cash payment obligations by estimated payment date at December 31, 2014.

		Estimated payment dates
	Total	2015	2016-2017	2018-2019	Thereafter
Gross loss and loss adjustment expense payable (1):
U.S. Property & Casualty	$703,653	$291,072	$274,790	$91,821	$45,970
Professional Liability	1,756,600	480,868	695,876	313,153	266,703
Accident & Health	301,688	300,262	1,426	-	-
U.S. Surety & Credit	127,470	72,467	47,276	4,464	3,263
International	643,062	305,039	204,801	64,356	68,866
Exited Lines	195,612	52,243	33,821	26,457	83,091

Total gross loss and loss adjustment expense payable	3,728,085	1,501,951	1,257,990	500,251	467,893
Life and annuity policy benefits	48,499	1,923	3,617	3,333	39,626
6.30% Senior Notes (2)	394,500	18,900	37,800	337,800	-
$825.0 million Revolving Loan Facility (3)	559,197	7,900	15,800	535,497	-
ProAg acquisition (4)	119,493	119,493	-	-	-
Operating leases	39,202	11,870	17,491	7,213	2,628
Earnout liabilities (5)	27,373	16,291	1,137	-	9,945
Purchase obligations (6)	4,465	2,571	1,891	3	-

Total obligations	$4,920,814	$1,680,899	$1,335,726	$1,384,097	$520,092

In preparing the contractual obligations table, we made the following estimates and assumptions:

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next by line of business will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	The 6.30% Senior Notes are due in November 2019. We pay interest semi-annually on May 15 and November 15, which is included in the above table.

(3)	The $825.0 million Revolving Loan Facility expires in April 2019. In the above table, the outstanding borrowings of $525.0 million at December 31, 2014 are shown in 2019, with the annual interest of LIBOR plus 125 basis points on the outstanding balance and the annual commitment fee of 15 basis points on the unused balance shown in each applicable year.

(4)	Includes $15.0 million of acquisition costs payable to third parties. See Note 5, “Acquisitions and Goodwill” to the Consolidated Financial Statements for information related to this acquisition.

(5)	See Note 14, “Related Party Transactions” to the Consolidated Financial Statements for information related to our earnout liabilities.

(6)	Purchase obligations primarily relate to agreements with vendors to purchase maintenance and administrative services for our technology systems and to license software.

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

A portion of our revenue is related to health care insurance and reinsurance products that are subject to the effects of the underlying inflation of health care costs. Such inflation in the costs of health care tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue but also higher claims payments. Inflation also may have a negative impact on insurance and reinsurance operations by causing higher claims settlements than originally estimated, without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claims reserves, although we do consider market trends in our quarterly reserve reviews.

Inflation can also affect interest rates. A significant increase in interest rates could increase our net investment income related to newly invested cash flow and could also have a material adverse effect on the fair value of our investments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. See Item 7A., Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk for additional disclosures about the impact of changes in market interest rates on our fixed maturity securities and Revolving Loan Facility.

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

Management considers many factors in determining the ultimate losses and reserves for the various products in our five insurance underwriting segments. These factors include: 1) actuarial point estimates and the estimated ranges around these estimates, 2) information used to price the applicable policies, 3) historical loss information, where available, 4) public industry data for the product or similar products, 5) an assessment of current market conditions, 6) information on individual claims, 7) an assessment of current or potential litigation involving claims and 8) information from underwriting and claims personnel. The estimate of our reserves is increased or decreased as more information becomes known about the frequency and severity of losses for prior and current years. We believe our reserve review process is effective, such that any required changes in reserves are recognized in the period of change as soon as the need for the change is evident.

Our actuaries monitor the adequacy and reasonableness of our recorded reserves for over 100 specialty insurance products by accident year or underwriting year, as applicable. The table on page 60 details the characteristics for our major products in each segment. Although the duration (the time period between the occurrence of a loss and the settlement of a claim) is either short-term or medium-term for the majority of these products, approximately 53% of our total gross reserves at December 31, 2014 related to long-tail products in our U.S. Property & Casualty, Professional Liability and International segments and our Exited Lines. These long-tail products include primary and excess casualty, directors’ and officers’ liability, large account E&O liability, International accident and health, and assumed accident and health reinsurance business that we no longer write. We write many of these contracts as excess insurance, where losses in lower layers must develop first before our excess coverage attaches. Significant periods of time, ranging up to several years or more, may elapse between occurrence of the loss, reporting of the loss to us, and settlement of the claim. In addition, many of these claims are susceptible to litigation and can be affected by escalating legal defense costs, contract interpretations and the changing economic and legal environment. As a result, our long-tail products are subject to greater levels of reserve volatility, creating favorable or adverse loss development over a longer period of time.

Our actuaries perform a comprehensive review of loss reserves for each major product at least once each year. The reviews take into consideration the variety of trends that impact the ultimate settlement of claims for each product type. These reviews generally follow a pre-set schedule, which covers the product lines in each segment, as follows: 1) third quarter – U.S. Property & Casualty and Professional Liability and 2) fourth quarter – Accident & Health, U.S. Surety & Credit, International and Exited Lines. Management determines if additional or earlier comprehensive reviews are warranted based on significant unusual issues identified during the year. In addition to these comprehensive reviews, each quarter the actuaries review the emergence of paid and reported losses relative to expectations (established during the annual reviews) for all product lines and, if considered necessary, perform a more detailed review of the particular reserves.

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

Management evaluates the adequacy of our recorded consolidated reserves at each reporting period and approves increases or decreases in reserves, as considered necessary, based on a consideration of all material facts and circumstances known at that time. The Reserve Review Committee (which includes our Chief Executive Officer, President, Chief Financial Officer, executive management, chief actuary, segment management and key actuarial, claims and accounting personnel) meets each quarter to review our actuaries’ comprehensive review of loss reserves and assessment of the emergence of paid and reported losses relative to expectations. The Reserve Review Committee discusses factors impacting the reserves in that quarter, including the most recent actuarial point and range estimates for each insurance segment, to monitor the adequacy and reasonableness of the recorded reserves. If the recorded reserves vary significantly from the actuarial point estimate, management discusses the reasons for the variances. As a result of discussions during this meeting, as well as any additional meetings, the Reserve Review Committee determines whether any recorded reserves should be increased or decreased during the quarter to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered during the meetings, including the actuarial point estimates. Historically, our consolidated net reserves at each quarter-end, which reflect management’s best estimate of unpaid losses and loss adjustment expenses, have been above the total actuarial point estimate and within the actuarial range.

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

The following table shows our recorded net reserves by segment, as well as the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries, as of December 31, 2014.

	Recorded	Actuarial	Low end of	High end of
	net reserves	point estimate	actuarial range	actuarial range

Total net reserves	$2,657,622	$2,536,372	$2,282,871	$2,749,633

U.S. Property & Casualty	$440,125	$428,649	$395,575	$457,778
Professional Liability	1,204,814	1,137,110	931,393	1,300,119
Accident & Health	299,997	299,997	283,180	315,412
U.S. Surety & Credit	105,154	94,825	84,009	104,448
International	447,257	418,047	384,267	447,923
Exited Lines	160,275	157,744	132,140	178,506

Total net reserves	$2,657,622

The excess of the total recorded net reserves over the actuarial point estimate was 4.6% of recorded net reserves at December 31, 2014, compared to 3.9% at December 31, 2013. The percentage will vary each year, in total and by segment, depending upon current economic events, the nature of the underlying products and their potential volatility, severity of claims reported in the current year, historical development patterns and management’s judgment about these factors.

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

Line of business	Products	Underwriting	Duration	Speed of claim reporting	Reserve volatility

U.S. Property & Casualty	Aviation	Direct and subscription	Medium	Fast	Medium
	Casualty	Direct	Long	Moderate	High
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium
	Property	Direct and assumed	Short	Fast	Low

Professional Liability	D&O liability	Direct and subscription	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium

Accident & Health	Medical stop-loss	Direct	Short	Fast	Low
	Other medical	Direct	Short	Fast	Low

U.S. Surety & Credit	Surety	Direct	Medium	Fast	Low
	Credit	Direct	Medium	Fast	Low

International	Energy	Subscription	Medium	Moderate	Medium
	Marine	Subscription	Medium	Moderate	Medium
	Property treaty	Assumed	Short	Fast	Medium
	Surety & credit	Direct	Medium	Fast	Medium
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium to high
	Property	Subscription	Short	Fast	Low
	Accident & health	Direct and assumed	Medium to long	Moderate	Medium to high

Exited Lines	Accident & health	Assumed	Long	Slow	High
	Medical malpractice	Direct	Medium to long	Moderate	Medium to high
	Other medical	Assumed	Short	Fast	Medium

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Assumed reinsurance represented 10% and 12% of our gross written premium in 2014 and 2013, and 13% of our gross reserves ($483.1 million of $3.7 billion) at December 31, 2014, unchanged from 13% at December 31, 2013. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium.

The property treaty reinsurance business written in our International segment covers catastrophic risks worldwide. Our internal staff underwrites the business, which is placed by major brokers. Given the nature and size of these large losses, the brokers report these claims to us quickly. We establish loss reserves ($95.0 million at December 31, 2014) for this assumed reinsurance using a combination of our internal models, external sources that independently model catastrophic losses and estimates provided by our insureds.

We assume facultative reinsurance business in our U.S. Property & Casualty, Professional Liability and International segments. This business includes reinsurance of a company’s captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. We establish loss reserves ($234.9 million at December 31, 2014) for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable direct business. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business.

Our Exited Lines include reserves for run-off assumed accident and health reinsurance business ($139.8 million at December 31, 2014), which is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take more than twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. This business is subject to late reporting of claims by cedants and state guaranty associations. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ operations to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with cedants related to claims or coverage issues are negotiated to resolution or settled through arbitration. We have commuted a portion of these reserves over the past ten years to reduce our exposure to adverse development. Based on the higher risk of the underlying insurance product and the potential for late reported claims, management believes there may be greater volatility in loss development for this product than for our other product lines.

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

Based on our reserving techniques, estimation processes and past results, we believe that our net reserves are adequate.

The following tables show the composition of our gross, ceded and net reserves by segment at December 31, 2014 and 2013.

December 31, 2014	Gross	Ceded	Net	% net IBNR to net total reserves

Case reserves:
U.S. Property & Casualty	$271,595	$87,547	$184,048
Professional Liability	758,449	218,841	539,608
Accident & Health	285,421	781	284,640
U.S. Surety & Credit	32,071	4,782	27,289
International	333,617	100,163	233,454
Exited Lines	130,805	30,945	99,860

Total case reserves	1,811,958	443,059	1,368,899

IBNR reserves:
U.S. Property & Casualty	432,058	175,981	256,077	58%
Professional Liability	998,151	332,945	665,206	55
Accident & Health	16,267	910	15,357	5
U.S. Surety & Credit	95,399	17,534	77,865	74
International	309,445	95,642	213,803	48
Exited Lines	64,807	4,392	60,415	38

Total IBNR reserves	1,916,127	627,404	1,288,723	48%

Total loss and loss adjustment expense payable	$3,728,085	$1,070,463	$2,657,622

December 31, 2013

Case reserves:
U.S. Property & Casualty	$278,414	$88,712	$189,702
Professional Liability	794,080	226,938	567,142
Accident & Health	206,435	28	206,407
U.S. Surety & Credit	26,508	6,735	19,773
International	368,779	102,120	266,659
Exited Lines	157,525	34,601	122,924

Total case reserves	1,831,741	459,134	1,372,607

IBNR reserves:
U.S. Property & Casualty	387,457	129,696	257,761	58%
Professional Liability	995,033	326,737	668,296	54
Accident & Health	51,667	(27)	51,694	20
U.S. Surety & Credit	86,408	6,672	79,736	80
International	484,932	195,330	289,602	52
Exited Lines	64,894	5,189	59,705	33

Total IBNR reserves	2,070,391	663,597	1,406,794	51%

Total loss and loss adjustment expense payable	$3,902,132	$1,122,731	$2,779,401

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

Our reinsurance recoverables represented 30% and 35% of our shareholders’ equity at December 31, 2014 and 2013, respectively. A high percentage of our reinsurance recoverables relates to our D&O business, where it takes longer for claims reserves to result in paid claims. At year-end 2014, $107.7 million of our recoverables related to Spanish surety bonds.

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

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible credit loss. We monitor reinsurance recoverables to ensure diversification of credit risk by reinsurer. We limit our liquidity exposure for uncollected recoverables by holding funds in trust, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We constantly monitor the collectibility of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectibility of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

We maintain a reserve for potential collectibility issues, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end based on recoverable balances that are past due or in dispute. The reserve was $1.5 million at both December 31, 2014 and 2013. See Note 4, “Reinsurance” to the Consolidated Financial Statements for additional information about recoverables related to Spanish surety bonds that are currently in dispute. While we believe the year-end reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset. Although realization is not assured, we believe that, as of December 31, 2014, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our annual goodwill impairment test as of June 30, 2014, which is consistent with the timeframe for our annual assessment in prior years. In 2014, we elected to perform a qualitative assessment for each of our five reporting units to determine whether further impairment testing would be necessary. We considered general economic conditions, industry and market conditions, our financial performance, key events and circumstances that could affect fair value using the income and market approaches, and additional factors such as significant changes in reporting unit management and regulatory factors. Based on our assessment, we determined that it is more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2014. In addition, we had no indicators of impairment at December 31, 2014.

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

The fair value of our fixed maturity securities was $6.6 billion at December 31, 2014, compared to $6.0 billion at December 31, 2013. If market interest rates were to change 100 basis points, the fair value of our fixed maturity securities would have changed approximately $311.0 million at December 31, 2014. This compares to a change in fair value of approximately $307.0 million at December 31, 2013 for the same 100 basis points change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our 6.30% Senior Notes are not subject to interest rate changes. Our $825.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2014, we had outstanding borrowings of $525.0 million under the Facility. If average interest rates increased 100 basis points during 2015, as compared to 2014, our projected 2015 interest expense would increase approximately $5.3 million. If average interest rates had increased 100 basis points during 2014, as compared to 2013, our 2014 interest expense would have increased approximately $3.6 million.

Price Risk on Equity Securities

Our portfolio of marketable equity securities is subject to price risk due to market changes. The fair value of our equity securities was $296.4 million at December 31, 2014, compared to $517.5 million at December 31, 2013. If the market price of our equity securities had changed 10%, the fair value of our equity portfolio would have changed approximately $29.6 million at December 31, 2014 and approximately $51.7 million at December 31, 2013.

Foreign Exchange Risk

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. The table below (in thousands) shows the net assets of these subsidiaries grouped by functional currency and converted to U.S. dollars at December 31, 2014 and 2013. It also shows the expected dollar change in net assets that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2014		2013
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value

Euro	$65,708	$6,571	$74,044	$7,404
British pound sterling	35,202	3,520	37,337	3,734

The table below (in thousands) shows, for subsidiaries with a U.S. dollar functional currency, the net amount of significant foreign currency balances converted to U.S. dollars at December 31, 2014 and 2013, most of which relate to our available for sale equity securities. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2014		2013
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value

Japanese yen	$37,392	$3,739	$27,886	$2,789
Canadian dollar	25,447	2,545	31,021	3,102
Swiss franc	13,264	1,326	45,886	4,589
Euro	13,250	1,325	87,581	8,758
British pound sterling	1,725	173	86,635	8,664

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014 using criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of December 31, 2014.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (GAAP). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of our records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets, 2) provide reasonable assurance that we have recorded transactions as necessary to permit us to prepare consolidated financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014 based on criteria established in the Internal Control — Integrated Framework (2013) issued by COSO.

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2014 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information regarding our Executive Officers required by Item 401 of Regulation S-K is incorporated by reference to the “Executive Officers” section in Item 1., Business of this Report.

The other information regarding our Directors, Executive Officers and Corporate Governance required by this Item 10 is incorporated by reference to the sections “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

Item 11.  Executive Compensation

The information regarding Executive Compensation required by this Item 11 is incorporated by reference to the sections “2014 Director Compensation Table,” “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation,” and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2014, with respect to compensation plans under which our equity securities are authorized for issuance. All such plans were approved by our shareholders.

		Weighted-	Number of securities
		average	remaining available
	Number of securities	exercise price of	for future issuance
	to be issued upon	outstanding	under equity
	exercise of	options,	compensation plans
	outstanding options,	warrants and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by shareholders	941,334	$31.61	4,665,429

(1)	The total in column (a) includes 139,334 restricted stock units issued under our equity incentive plan. These restricted stock units are not included in the calculation of weighted-average exercise price in column (b).
(2)	The total in column (c) includes 52,610 shares subject to purchase in the current offering period and 1,855,789 shares available for purchase in future offering periods under our 2013 Employee Stock Purchase Plan.

The other information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 is incorporated by reference to the section “Stock Ownership Information” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions, and Director Independence required by this Item 13 is incorporated by reference to the section “Certain Relationships and Related Party Transactions” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

Item 14.  Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services required by this Item 14 is incorporated by reference to the sections “Corporate Governance” and “Proposal 3 – Ratification of Our Independent Registered Public Accounting Firm for 2015” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2014.

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

HCC INSURANCE HOLDINGS, INC. (Registrant)

Dated: February 27, 2015	By:	/s/ Christopher J.B. Williams
(Christopher J.B. Williams)
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHRISTOPHER J.B. WILLIAMS	Director, Chief Executive Officer	February 27, 2015

(Christopher J.B. Williams)	(Principal Executive Officer)

/s/ EMMANUEL T. BALLASES*	Director	February 27, 2015

(Emmanuel T. Ballases)

/s/ FRANK J. BRAMANTI*	Director	February 27, 2015

(Frank J. Bramanti)

/s/ WALTER M. DUER*	Director	February 27, 2015

(Walter M. Duer)

/s/ JAMES C. FLAGG, PH.D.*	Director	February 27, 2015

(James C. Flagg, Ph.D.)

/s/ THOMAS M. HAMILTON*	Director	February 27, 2015

(Thomas M. Hamilton)

/s/ BRAD T. IRICK	Executive Vice President	February 27, 2015

(Brad T. Irick)	and Chief Financial Officer

/s/ JOHN N. MOLBECK, JR.*	Director	February 27, 2015

(John N. Molbeck, Jr.)

/s/ SUSAN RIVERA*	Director	February 27, 2015

(Susan Rivera)

/s/ HANS D. ROHLF*	Director	February 27, 2015

(Hans D. Rohlf)

/s/ ROBERT A. ROSHOLT*	Director and Chairman of the Board	February 27, 2015

(Robert A. Rosholt)

/s/ J. MIKESELL THOMAS*	Director	February 27, 2015

(J. Mikesell Thomas)

/s/ PAMELA J. PENNY	Executive Vice President	February 27, 2015

(Pamela J. Penny)	and Chief Accounting Officer

*By:	/s/ PAMELA J. PENNY
Pamela J. Penny Attorney-in-fact

INDEX TO EXHIBITS

Exhibit Number

2.1	—	Stock Purchase Agreement, dated September 29, 2014, by and among CMFG Life Insurance Company, CUNA Mutual Investment Corporation and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 30, 2014).
3.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).
3.2	—	Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).
4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-1 (Registration No. 33-48737) filed on October 27, 1992).
4.2	—	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).
4.3	—	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).
10.1	—	Loan Agreement, dated March 8, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 8, 2011).
10.2	—	First Amendment to Loan Agreement, dated September 22, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 28, 2011).
10.3	—	Second Amendment to Loan Agreement, dated April 26, 2013, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 30, 2013).
10.4	—	Third Amendment to Loan Agreement, dated April 30, 2014, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and KeyBank National Association, as Co-Syndication Agents, Bank of America, N.A., BMO Harris Bank, N.A., JPMorgan Chase Bank, N.A., The Royal Bank of Scotland PLC and U.S. Bank National Association, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 1, 2014).
10.5	—	Amended and Restatement Agreement, dated November 25, 2013, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 29, 2013).
10.6	—	Restated $90,000,000 Standby Letter of Credit Facility, dated November 25, 2013, among HCC Insurance Holdings, Inc., The Royal Bank of Scotland PLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on November 29, 2013).
10.7	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 33-152897) filed on August 8, 2008).*
10.8	—	HCC Insurance Holdings, Inc. 2013 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 (Registration No. 333-190484) filed on August 8, 2013).*

Exhibit Number

10.9	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.10	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.11	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on November 7, 2008).*
10.12	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (service shares) (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on March 1, 2010).*
10.13	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (performance shares) (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on March 1, 2010).*
10.14	—	Form of Restricted Stock Award Agreement (U.S.) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.30 to Annual Report on Form 10-K filed on March 1, 2010).*
10.15	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on March 1, 2010).*
10.16	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (budget performance shares) (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q filed on August 3, 2012).*
10.17	—	Form of Time-Vesting Restricted Stock Award Agreement (executive officers) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 18, 2013).*
10.18	—	Form of Performance-Vesting Restricted Stock Award Agreement (executive officers) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on March 18, 2013).*
10.19	—	Employment Agreement, effective May 1, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 2, 2011).*
10.20	—	Amendment to Employment Agreement, dated May 15, 2012, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 15, 2012).*
10.21	—	Employment Agreement, effective May 10, 2010, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on August 6, 2010).*
10.22	—	First Amendment to Employment Agreement, effective January 1, 2012, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K filed on February 29, 2012).*
10.23	—	Employment Agreement, dated March 21, 2012, between William N. Burke and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 26, 2012).*
10.24	—	Service Agreement, effective January 1, 2006, between Barry J. Cook and HCC Service Company Limited (UK) Branch (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 10, 2007).*
10.25	—	Renewal Letter, dated March 30, 2012, between Barry J. Cook and HCC Service Company, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 4, 2012).*
10.26	—	Employment Agreement, effective March 1, 2007, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 10, 2007).*

Exhibit Number

10.27		—	First Amendment to Employment Agreement, effective September 1, 2009, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2009).*
10.28		—	Second Amendment to Employment Agreement, dated March 30, 2012, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 4, 2012).*
10.29		—	Third Amendment to Employment Agreement, dated December 17, 2014, between Craig J. Kelbel and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 17, 2014).*
10.30		—	Employment Agreement, effective June 1, 2007, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 10, 2007).*
10.31		—	First Amendment to Employment Agreement, effective December 19, 2008, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 22, 2008).*
10.32		—	Second Amendment to Employment Agreement, effective December 1, 2010, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2010).*
10.33		—	Third Amendment to Employment Agreement, effective May 22, 2013, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.31 to Annual Report on Form 10-K filed on February 28, 2014).*
10.34		—	Relocation Policy and Reimbursement Agreement, dated April 27, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 2, 2011).*
10.35		—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Christopher J.B. Williams, effective May 1, 2011 (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 2, 2011).*
10.36		—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10-K filed on February 28, 2011).*
10.37		—	Form of Indemnification Agreement between HCC Insurance Holdings, Inc. and recipient (incorporated by reference to Exhibit 10.29 to Annual Report on Form 10-K filed on February 28, 2011).*
12	†	—	Statement Regarding Computation of Ratios.
21	†	—	Subsidiaries of HCC Insurance Holdings, Inc.
23	†	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 27, 2015.
24	†	—	Powers of Attorney.
31.1	†	—	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	†	—	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	†	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	†	—	The following financial statements from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statements of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

† Filed herewith.

* Management contract or compensatory plan.

Schedules other than those listed above have been omitted because they are either not required, not applicable or the required information is shown in the Consolidated Financial Statements and related Notes or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

February 27, 2015

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2014	2013

ASSETS
Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2014 – $6,352,737 and 2013 – $5,921,487)	$6,610,368	$6,022,473
Equity securities – available for sale, at fair value (cost: 2014 – $291,070 and 2013 – $464,388)	296,352	517,466
Short-term investments, at cost (approximates fair value)	258,186	178,753

Total investments	7,164,906	6,718,692

Cash	102,093	58,301
Restricted cash and securities	119,010	125,777
Premium, claims and other receivables	553,027	580,107
Reinsurance recoverables	1,168,900	1,277,257
Ceded unearned premium	316,715	305,438
Ceded life and annuity benefits	48,499	56,491
Deferred policy acquisition costs	220,321	201,698
Goodwill	905,636	895,200
Other assets	115,239	125,559

Total assets	$10,714,346	$10,344,520

LIABILITIES

Loss and loss adjustment expense payable	$3,728,085	$3,902,132
Life and annuity policy benefits	48,499	56,491
Reinsurance, premium and claims payable	301,476	332,985
Unearned premium	1,198,930	1,134,849
Deferred ceding commissions	94,202	89,528
Notes payable	824,251	654,098
Accounts payable and accrued liabilities	615,552	500,007

Total liabilities	6,810,995	6,670,090

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2014 – 126,472 and 2013 – 125,577; outstanding: 2014 – 96,521 and 2013 – 100,336)	126,472	125,577
Additional paid-in capital	1,113,551	1,073,105
Retained earnings	3,441,424	3,085,501
Accumulated other comprehensive income	175,014	118,651
Treasury stock, at cost (shares: 2014 – 29,951 and 2013 – 25,241)	(953,110)	(728,404)

Total shareholders’ equity	3,903,351	3,674,430

Total liabilities and shareholders’ equity	$10,714,346	$10,344,520

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(in thousands, except per share data)

	Years ended December 31,
	2014	2013	2012

REVENUE

Net earned premium	$2,323,627	$2,239,240	$2,242,625
Net investment income	221,620	220,182	222,634
Other operating income	40,932	35,452	30,448
Net realized investment gain	66,370	42,030	31,148
Other-than-temporary impairment credit losses	-	-	(1,028)

Total revenue	2,652,549	2,536,904	2,525,827

EXPENSE

Loss and loss adjustment expense, net	1,326,835	1,322,454	1,338,074
Policy acquisition costs, net	294,670	279,439	281,201
Other operating expense	341,083	336,091	326,497
Interest expense	28,125	26,210	25,628

Total expense	1,990,713	1,964,194	1,971,400

Earnings before income tax expense	661,836	572,710	554,427
Income tax expense	203,493	165,513	163,187

Net earnings	$458,343	$407,197	$391,240

Earnings per common share

Basic	$4.62	$4.05	$3.84

Diluted	$4.61	$4.04	$3.83

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years ended December 31,
	2014	2013	2012

Net earnings	$458,343	$407,197	$391,240

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during year	175,219	(240,601)	135,746
Income tax charge (benefit)	62,055	(85,377)	46,779

Investment gains (losses), net of tax	113,164	(155,224)	88,967

Less reclassification adjustments to:
Net realized investment gain	66,370	42,030	31,148
Other-than-temporary impairment credit losses	-	-	(1,028)
Income tax expense	23,230	14,711	10,542

Total reclassifications included in net earnings,net of tax	43,140	27,319	19,578

Net unrealized investment gains (losses)	70,024	(182,543)	69,389

Foreign currency translation adjustment	(9,529)	6,078	(2,720)
Income tax charge (benefit)	4,132	155	(943)

Foreign currency translation adjustment, net of tax	(13,661)	5,923	(1,777)

Other comprehensive income (loss)	56,363	(176,620)	67,612

Comprehensive income	$514,706	$230,577	$458,852

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2014, 2013 and 2012

(in thousands, except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2011	$122,720	$1,001,308	$2,429,818	$227,659	$(507,523)	$3,273,982

Net earnings	-	-	391,240	-	-	391,240
Other comprehensive income	-	-	-	67,612	-	67,612
Issuance of 2,079 shares for exercise of options, including tax effect	2,079	57,759	-	-	-	59,838
Purchase of 5,567 common shares	-	-	-	-	(178,669)	(178,669)
Stock-based compensation	315	7,587	-	-	-	7,902
Cash dividends declared, $0.64 per share	-	-	(64,892)	-	-	(64,892)
Other	-	(14,401)	-	-	-	(14,401)

Balance at December 31, 2012	125,114	1,052,253	2,756,166	295,271	(686,192)	3,542,612

Net earnings	-	-	407,197	-	-	407,197
Other comprehensive loss	-	-	-	(176,620)	-	(176,620)
Issuance of 381 shares for exercise of options, including tax effect	381	12,527	-	-	-	12,908
Purchase of 1,055 common shares	-	-	-	-	(42,212)	(42,212)
Stock-based compensation	82	8,325	-	-	-	8,407
Cash dividends declared, $0.78 per share	-	-	(77,862)	-	-	(77,862)

Balance at December 31, 2013	125,577	1,073,105	3,085,501	118,651	(728,404)	3,674,430

Net earnings	-	-	458,343	-	-	458,343
Other comprehensive income	-	-	-	56,363	-	56,363
Issuance of 461 shares for exercise of options, including tax effect	461	16,337	-	-	-	16,798
Issuance of 92 shares for employee stock purchase plan	92	3,347	-	-	-	3,439
Purchase of 4,710 common shares	-	-	-	-	(224,706)	(224,706)
Stock-based compensation	342	20,762	-	-	-	21,104
Cash dividends declared, $1.04 per share	-	-	(102,420)	-	-	(102,420)

Balance at December 31, 2014	$126,472	$1,113,551	$3,441,424	$175,014	$(953,110)	$3,903,351

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012

Operating activities
Net earnings	$458,343	$407,197	$391,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	11,060	(16,584)	61,675
Change in reinsurance recoverables	78,551	(193,906)	(6,812)
Change in ceded unearned premium	(11,657)	(48,284)	(34,580)
Change in loss and loss adjustment expense payable	(132,253)	115,880	82,201
Change in unearned premium	65,295	64,452	38,662
Change in reinsurance, premium and claims payable	(25,863)	39,321	(59,177)
Change in accounts payable and accrued liabilities	(22,343)	(120,859)	100,091
Stock-based compensation expense	26,142	15,531	12,088
Depreciation and amortization expense	16,675	18,289	19,476
Gain on investments	(66,370)	(42,030)	(30,120)
Other, net	81,057	23,700	86,403

Cash provided by operating activities	478,637	262,707	661,147

Investing activities
Sales of available for sale fixed maturity securities	480,876	492,891	639,834
Sales of equity securities	434,389	146,624	14,117
Sales of other investments	-	23,719	21,736
Maturity or call of available for sale fixed maturity securities	532,706	627,041	697,404
Maturity or call of held to maturity fixed maturity securities	-	-	28,527
Cost of available for sale fixed maturity securities acquired	(1,475,171)	(1,346,498)	(1,489,235)
Cost of equity securities acquired	(200,265)	(345,129)	(262,528)
Change in short-term investments	(86,467)	181,972	(207,403)
Payments for purchase of businesses, net of cash received	(8,024)	(8,328)	(46,627)
Proceeds from sales of subsidiaries	16,589	2,031	2,029
Other, net	(5,943)	(9,377)	(16,757)

Cash used by investing activities	(311,310)	(235,054)	(618,903)

Financing activities
Advances on line of credit	275,000	180,000	185,000
Payments on line of credit	(105,000)	(110,000)	(80,000)
Sale of common stock	20,237	12,908	59,838
Purchase of common stock	(224,706)	(47,869)	(173,028)
Dividends paid	(96,544)	(71,967)	(64,345)
Other, net	7,478	(3,814)	(2,869)

Cash used by financing activities	(123,535)	(40,742)	(75,404)

Net increase (decrease) in cash	43,792	(13,089)	(33,160)
Cash at beginning of year	58,301	71,390	104,550

Cash at end of year	$102,093	$58,301	$71,390

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

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company, American Contractors Indemnity Company and United States Surety Company. These companies operate throughout the United States. All of these insurance companies operate on an admitted basis, except Houston Casualty Company, which operates on a surplus lines basis in the United States and also insures international risks. Our principal foreign insurance companies are HCC International Insurance Company PLC, HCC Reinsurance Company Limited and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom. We also participate in Syndicate 4141, a Lloyd’s of London syndicate that we manage.

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

Revision of Financial Statement Presentation

We revised the presentation of our 2013 and 2012 consolidated statements of earnings to correctly classify $32.4 million and $32.6 million of internal claims department costs, respectively, as loss and loss adjustment expense. Previously, these costs were included in other operating expense, which was not in compliance with GAAP. The impact of this incorrect classification was not considered to be material to previously issued financial statements and had no effect on our consolidated net earnings, shareholders’ equity or cash flows in any previously issued financial statements.

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions

Substantially all of the property and casualty, surety, and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance protection in the period. For the majority of our insurance policies, we recognize premium, net of reinsurance, on a pro rata basis over the term of the related contract. For certain disability policies, directors’ and officers’ liability tail policies, surety bonds and construction contracts, we recognize premium, net of reinsurance, over the period of risk in proportion to the amount of insurance protection provided. Unearned premium represents the portion of premium written that relates to the unexpired period of protection. Premium for commercial title insurance and group life policies is recognized in earnings on the effective date of the contract and when the premium is due, respectively. When the limit under a specific ceded excess of loss reinsurance layer has been exhausted, we effectively expense the remaining premium for that limit and defer and amortize the reinstatement premium over the remaining period of risk.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables, primarily related to premiums receivable, on a current basis and generally cancel insurance coverage if the premium is unpaid. We provide an allowance for amounts due from agents and brokers that are doubtful of collection. The allowance was $5.1 million and $5.8 million at December 31, 2014 and 2013, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

Restricted Cash and Securities

Our agencies hold funds of unaffiliated parties for the payment of claims, and our surety businesses hold funds as collateral for potential claims. We also hold certain securities in accordance with acquisition agreements. These restricted fiduciary funds are shown as restricted cash and securities in our consolidated balance sheets. The corresponding liability is included within loss and loss adjustment expense payable; reinsurance, premium and claims payable; or accounts payable and accrued liabilities in our consolidated balance sheets. Interest earned on these funds accrues to the benefit of the parties from whom the funds were withheld. Therefore, we do not include cash activity related to these funds in our consolidated statements of cash flows.

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

Other-than-temporary Impairments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate impaired securities for possible other-than-temporary impairment loss at each quarter end, considering various factors including: 1) amount by which the security’s fair value is less than its cost, 2) length of time the security has been impaired, 3) whether we intend to sell the security, 4) if it is more likely than not that we will sell the security before recovery of its amortized cost basis, 5) whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, 6) the security’s credit rating and any recent downgrades and 7) stress testing of expected cash flows under various scenarios.

For each impaired security, we determine if: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record an other-than-temporary impairment loss through our consolidated statements of earnings in the current period. For all other impaired securities, we assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we separate the impairment loss into: 1) the credit loss and 2) the non-credit loss, which is the amount related to all other factors such as interest rate changes, fluctuations in exchange rates and market conditions. We charge the credit loss to current period earnings and the non-credit loss to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. We accrete income over the remaining life of a fixed maturity security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, we apply any cash proceeds as a reduction of principal when received.

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

Goodwill and Intangible Assets

Goodwill is impaired when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We noted no indicators of impairment in 2014. We conducted our 2014 goodwill impairment test as of June 30, 2014, which is consistent with the timeframe for our annual assessment in prior years. Our 2014 impairment test consisted of a qualitative assessment in which we determined that it is more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2014.

In years where we assess goodwill for impairment by determining the fair value of each reporting unit, we consider three valuation approaches (market, income and cost). We utilize the income and market valuation approaches and base our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimate the present value of each reporting unit’s expected cash flows to determine its fair value. We utilize estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determine fair value of each reporting unit based on market participant data, and use those results to test the reasonableness and validity of the income approach results. We utilized this methodology to determine the fair value of our reporting units in 2013. Our 2012 impairment test consisted of a qualitative assessment in which we determined that it is more likely than not that the fair value of each of our five reporting units exceeded its carrying amount as of June 30, 2012.

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

Foreign Currency

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries’ assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment, net of the related deferred income tax effect, within accumulated other comprehensive income in consolidated shareholders’ equity.

For our other foreign subsidiaries and branches, the functional currency is the U.S. dollar. For all subsidiaries, transactions in non-functional currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expense in the consolidated statements of earnings. We recognized a foreign currency benefit of $23.2 million in 2014, compared to $5.3 million and $6.2 million of expense in 2013 and 2012, respectively. Assets and liabilities recorded in non-functional currencies are translated into the functional currencies at exchange rates in effect at the balance sheet date.

For available for sale securities, unrealized gains and losses related to fluctuations in exchange rates are recorded as a component of other comprehensive income, net of the related deferred income tax effect, within consolidated shareholders’ equity until the securities mature or are sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(2) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value

December 31, 2014

U.S. government and government agency securities	$70,279	$827	$(137)	$70,969
Fixed maturity securities of states, municipalities and political subdivisions	896,130	58,738	(160)	954,708
Special purpose revenue bonds of states, municipalities and political subdivisions	2,246,707	143,291	(986)	2,389,012
Corporate securities	1,251,625	36,759	(11,549)	1,276,835
Residential mortgage-backed securities	805,458	20,215	(3,979)	821,694
Commercial mortgage-backed securities	593,956	19,707	(2,032)	611,631
Asset-backed securities	369,103	316	(2,592)	366,827
Foreign government securities	119,479	767	(1,554)	118,692

Total fixed maturity securities	$6,352,737	$280,620	$(22,989)	$6,610,368

Equity securities	$291,070	$24,069	$(18,787)	$296,352

December 31, 2013

U.S. government and government agency securities	$91,047	$2,157	$(495)	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	941,580	50,885	(5,979)	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	2,240,412	71,541	(46,758)	2,265,195
Corporate securities	1,195,387	40,860	(11,009)	1,225,238
Residential mortgage-backed securities	622,766	15,289	(19,936)	618,119
Commercial mortgage-backed securities	502,069	16,155	(13,336)	504,888
Asset-backed securities	183,660	319	(1,587)	182,392
Foreign government securities	144,566	3,237	(357)	147,446

Total fixed maturity securities	$5,921,487	$200,443	$(99,457)	$6,022,473

Equity securities	$464,388	$58,842	$(5,764)	$517,466

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Substantially all of our fixed maturity securities are investment grade. The following tables display the gross unrealized losses and fair value of all available for sale securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

December 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$14,813	$(8)	$11,236	$(129)	$26,049	$(137)
Fixed maturity securities of states, municipalities and political subdivisions	3,857	(21)	19,337	(139)	23,194	(160)
Special purpose revenue bonds of states, municipalities and political subdivisions	4,041	(19)	100,947	(967)	104,988	(986)
Corporate securities	393,274	(7,085)	69,662	(4,464)	462,936	(11,549)
Residential mortgage-backed securities	37,434	(100)	226,256	(3,879)	263,690	(3,979)
Commercial mortgage-backed securities	5,228	(26)	99,868	(2,006)	105,096	(2,032)
Asset-backed securities	181,579	(1,245)	78,797	(1,347)	260,376	(2,592)
Foreign government securities	55,280	(1,498)	7,187	(56)	62,467	(1,554)
Equity securities	111,251	(17,839)	3,934	(948)	115,185	(18,787)

Total	$806,757	$(27,841)	$617,224	$(13,935)	$1,423,981	$(41,776)

December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$23,717	$(495)	$-	$-	$23,717	$(495)
Fixed maturity securities of states, municipalities and political subdivisions	136,160	(5,277)	8,997	(702)	145,157	(5,979)
Special purpose revenue bonds of states, municipalities and political subdivisions	684,560	(35,832)	83,228	(10,926)	767,788	(46,758)
Corporate securities	277,853	(8,202)	35,437	(2,807)	313,290	(11,009)
Residential mortgage-backed securities	306,874	(15,861)	31,687	(4,075)	338,561	(19,936)
Commercial mortgage-backed securities	203,347	(12,611)	4,915	(725)	208,262	(13,336)
Asset-backed securities	126,922	(1,587)	-	-	126,922	(1,587)
Foreign government securities	78,182	(357)	-	-	78,182	(357)
Equity securities	75,620	(5,437)	7,016	(327)	82,636	(5,764)

Total	$1,913,235	$(85,659)	$171,280	$(19,562)	$2,084,515	$(105,221)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

At December 31, 2014, we held approximately 2,900 fixed maturity and equity securities, of which 24% included at least one lot in an unrealized loss position. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. During 2014, our reviews covered all impaired securities where the loss exceeded $1.0 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. During 2013 and 2012, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our reviews considered the factors described in the “Other-than-temporary Impairments” section in Note 1.

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in shareholders’ equity. We recognized no other-than-temporary impairment losses in 2014 and 2013. In 2012, we recognized $2.0 million of other-than-temporary impairment losses, of which $1.0 million was recognized in other comprehensive income and $1.0 million was recognized in earnings, as reported in our consolidated statement of earnings.

Certain of the securities for which we had previously recognized an other-than-temporary impairment loss had both a credit loss and an impairment loss recorded in other comprehensive income. The balance of these securities was $5.0 million at January 1, 2012. During 2012, we sold all but one of these securities, and sold the remaining security in 2013. No such securities were held at December 31, 2014.

We do not consider the $41.8 million of gross unrealized losses in our portfolio at December 31, 2014 to be other-than-temporary impairments because: 1) as of that date, we had received all contractual interest and principal payments on the fixed maturity securities, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost or cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes, fluctuations in exchange rates and market conditions.

The change in our unrealized pretax net gains (losses) on investments during each year was as follows:

	2014	2013	2012

Available for sale fixed maturity securities	$156,645	$(324,363)	$91,947
Equity securities	(47,796)	44,266	8,812
Other investments	-	(2,534)	4,867

Change in net unrealized investment gains (losses)	$108,849	$(282,631)	$105,626

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The amortized cost and fair value of our fixed maturity securities at December 31, 2014, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.3 years at December 31, 2014.

	Cost or amortized cost	Fair value

Due in 1 year or less	$168,246	$171,070
Due after 1 year through 5 years	1,150,042	1,177,120
Due after 5 years through 10 years	1,392,501	1,470,264
Due after 10 years through 15 years	875,679	934,490
Due after 15 years	997,752	1,057,272

Securities with contractual maturities	4,584,220	4,810,216
Mortgage-backed and asset-backed securities	1,768,517	1,800,152

Total fixed maturity securities	$6,352,737	$6,610,368

At December 31, 2014, our domestic insurance companies had deposited fixed maturity securities of $39.0 million (amortized cost of $38.7 million) to meet the deposit requirements of various state insurance departments. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of our net investment income were as follows:

	2014	2013	2012

Fixed maturity securities	$210,866	$212,841	$221,535
Equity securities	16,555	14,537	3,959
Other	1,434	828	3,476

Total investment income	228,855	228,206	228,970
Investment expense	(7,235)	(8,024)	(6,336)

Net investment income	$221,620	$220,182	$222,634

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, included the following:

	2014	2013	2012
Gains
Fixed maturity securities	$9,805	$20,191	$32,644
Equity securities	68,671	20,886	797
Other investments	-	5,345	2,074

Total gains	78,476	46,422	35,515

Losses
Fixed maturity securities	(5,268)	(1,174)	(3,327)
Equity securities	(6,838)	(3,218)	(1,039)
Other investments	-	-	(1)

Total losses	(12,106)	(4,392)	(4,367)

Net
Fixed maturity securities	4,537	19,017	29,317
Equity securities	61,833	17,668	(242)
Other investments	-	5,345	2,073

Net realized investment gain	$66,370	$42,030	$31,148

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, foreign government securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, mortgage-backed and asset-backed securities (including collateralized loan obligations), and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments. We measure fair value for the majority of our Level 2 investments using matrix pricing and observable market data, including benchmark securities or yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bids, offers, default rates, loss severity and other economic measures. We measure fair value for our structured securities using observable market data in cash flow models.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value for 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at year-end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of December 31, 2014 or 2013.

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

	Level 1	Level 2	Level 3	Total
December 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$63,663	$7,306	$-	$70,969
Fixed maturity securities of states, municipalities and political subdivisions	-	954,708	-	954,708
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,389,012	-	2,389,012
Corporate securities	-	1,276,687	148	1,276,835
Residential mortgage-backed securities	-	821,694	-	821,694
Commercial mortgage-backed securities	-	611,631	-	611,631
Asset-backed securities	-	366,827	-	366,827
Foreign government securities	-	118,692	-	118,692

Total fixed maturity securities	63,663	6,546,557	148	6,610,368
Equity securities	296,352	-	-	296,352
Short-term investments*	159,297	98,889	-	258,186
Restricted cash and securities	-	2,729	-	2,729
Premium, claims and other receivables	-	56,493	-	56,493
Other assets	18	-	1,306	1,324

Total assets measured at fair value	$519,330	$6,704,668	$1,454	$7,225,452

Notes payable*	$-	$875,094	$-	$875,094
Accounts payable and accrued liabilities – earnout liabilities	-	2,729	8,744	11,473

Total liabilities measured at fair value	$-	$877,823	$8,744	$886,567

* Carried at cost or amortized cost on consolidated balance sheet.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2013

Fixed maturity securities
U.S. government and government agency securities	$84,032	$8,677	$-	$92,709
Fixed maturity securities of states, municipalities and political subdivisions	-	986,486	-	986,486
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,255,928	9,267	2,265,195
Corporate securities	-	1,225,088	150	1,225,238
Residential mortgage-backed securities	-	618,119	-	618,119
Commercial mortgage-backed securities	-	504,888	-	504,888
Asset-backed securities	-	182,392	-	182,392
Foreign government securities	-	147,446	-	147,446

Total fixed maturity securities	84,032	5,929,024	9,417	6,022,473
Equity securities	517,466	-	-	517,466
Short-term investments*	68,958	109,795	-	178,753
Restricted cash and securities	-	1,853	-	1,853
Premium, claims and other receivables	-	66,515	-	66,515
Other assets	20	-	941	961

Total assets measured at fair value	$670,476	$6,107,187	$10,358	$6,788,021

Notes payable*	$-	$707,656	$-	$707,656
Accounts payable and accrued liabilities – earnout liability	-	1,853	7,259	9,112

Total liabilities measured at fair value	$-	$709,509	$7,259	$716,768

* Carried at cost or amortized cost on consolidated balance sheet.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents the changes in fair value of our Level 3 financial instruments.

	Fixed maturity securities	Other assets	Total assets	Accounts payable and accrued liabilities

Balance at December 31, 2012	$164	$349	$513	$7,009
Purchases	9,430	-	9,430	-
Gains (losses) reported in:
Net earnings	54	592	646	(250)
Other comprehensive loss	(231)	-	(231)	-

Balance at December 31, 2013	9,417	941	10,358	7,259
Sales or settlements	(9,859)	-	(9,859)	(61)
Increase in earnout liabilities	-	-	-	1,588
Gains (losses) reported in:
Net earnings	375	365	740	(258)
Other comprehensive income	215	-	215	-
Transfers out of Level 3	-	-	-	(300)

Balance at December 31, 2014	$148	$1,306	$1,454	$8,744

In 2014, we transferred an earnout liability from Level 3 to Level 2 because the earnout was attained and the funds held as collateral were deposited in restricted cash and securities. There were no transfers between Level 1, Level 2 or Level 3 in 2013.

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

	2014	2013	2012

Direct written premium	$2,689,478	$2,545,054	$2,422,517
Reinsurance assumed	312,140	335,195	361,556
Reinsurance ceded	(628,373)	(624,926)	(530,677)

Net written premium	$2,373,245	$2,255,323	$2,253,396

Direct earned premium	$2,633,433	$2,482,527	$2,396,756
Reinsurance assumed	306,896	333,344	351,611
Reinsurance ceded	(616,702)	(576,631)	(505,742)

Net earned premium	$2,323,627	$2,239,240	$2,242,625

Direct loss and loss adjustment expense	$1,551,700	$1,616,097	$1,467,393
Reinsurance assumed	119,980	151,145	162,534
Reinsurance ceded	(344,845)	(444,788)	(291,853)

Net loss and loss adjustment expense	$1,326,835	$1,322,454	$1,338,074

Policy acquisition costs	$445,794	$413,782	$398,453
Ceding commissions	(151,124)	(134,343)	(117,252)

Net policy acquisition costs	$294,670	$279,439	$281,201

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets at December 31, 2014 and 2013.

	2014	2013

Reinsurance recoverable on paid losses	$99,937	$156,026
Reinsurance recoverable on outstanding losses	443,059	459,134
Reinsurance recoverable on incurred but not reported losses	627,404	663,597
Reserve for uncollectible reinsurance	(1,500)	(1,500)

Total reinsurance recoverables	$1,168,900	$1,277,257

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. Our recoverables are due principally from highly-rated reinsurers. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $30.0 million at December 31, 2014 and 2013. The companies’ ratings were the latest published by A.M. Best Company, Inc. as of February 13, 2015 (for 2014) and February 14, 2014 (for 2013). The total recoverables column includes paid losses recoverable, outstanding losses recoverable and incurred but not reported losses recoverable. The total credits column includes letters of credit and cash that are available to us as collateral, as well as amounts we owe reinsurers that can be offset against amounts due to us.

Reinsurer	Rating	Location	Total recoverables	Total credits	Net recoverables

December 31, 2014

Transatlantic Reinsurance Company	A	New York	$157,349	$8,063	$149,286
Axis Reinsurance Company	A+	New York	103,836	12,593	91,243
Hannover Rück SE	A+	Germany	107,125	18,468	88,657
ACE Property & Casualty Insurance Company	A++	Pennsylvania	58,996	5,552	53,444
Swiss Reinsurance America Corporation	A+	New York	45,756	5,314	40,442
Arch Reinsurance Company	A+	Nebraska	37,172	602	36,570

December 31, 2013

Transatlantic Reinsurance Company	A	New York	$172,165	$18,196	$153,969
Hannover Rück SE	A+	Germany	128,518	20,559	107,959
Axis Reinsurance Company	A+	New York	92,562	11,983	80,579
ACE Property & Casualty Insurance Company	A+	Pennsylvania	67,742	4,267	63,475
Arch Reinsurance Company	A+	Nebraska	40,481	3,693	36,788

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2014 and 2013 were $48.5 million and $56.5 million, respectively.

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss. We had a $1.5 million reserve for potentially uncollectible amounts in 2014 and 2013. Reinsurance recoverables related to our settlement of Spanish surety bond claims totaled $107.7 million at December 31, 2014, including $49.9 million on paid losses. Our reinsurers have paid our reinsurance claims related to Spanish surety bonds in full on a timely basis, with the exception of a small number of reinsurers that are currently in run-off and disputing balances owed us. Recoverables from these run-off reinsurers totaled $46.2 million, including $39.4 million on paid losses, at December 31, 2014. No payments have been received from these reinsurers despite their participation in substantially the same contracts and terms of our other reinsurers. We are vigorously pursuing collection of these recoverables, including through arbitration where necessary, and believe these amounts are fully recoverable. Accordingly, we have not recorded a reserve for uncollectibility related to these amounts. While we believe our reserve at year-end 2014 is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows, at December 31, 2014 and 2013, the amounts of letters of credit and cash that are available to us as collateral, as well as amounts we owe reinsurers that can be offset against amounts due to us.

	2014	2013

Payables to reinsurers	$172,871	$208,850
Letters of credit	96,895	100,529
Funds held in trust	133,981	88,310

Total credits	$403,747	$397,689

(5) Acquisitions and Goodwill

Acquisitions

Effective January 1, 2015, we completed the acquisition of all of the capital stock of Producers Ag Insurance Group, Inc. (ProAg) from CUNA Mutual Group for $104.5 million cash. ProAg writes multi-peril crop, crop hail, named peril and livestock insurance.

In 2014, we acquired an agency for $6.4 million cash and a contingent earnout for a three-year period. We recognized $7.0 million of goodwill related to this acquisition.

Goodwill

The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Total

Balance at December 31, 2012	$223,000	$314,089	$144,113	$79,700	$124,958	$885,860
Earnout and other	-	9,104	-	-	236	9,340

Balance at December 31, 2013	223,000	323,193	144,113	79,700	125,194	895,200
Acquisition	-	-	-	6,996	-	6,996
Earnout and other	-	4,131	-	-	(691)	3,440

Balance at December 31, 2014	$223,000	$327,324	$144,113	$86,696	$124,503	$905,636

We acquired HCC Global Financial Products, which underwrites our U.S. and International directors’ and officers’ liability business in our Professional Liability segment, in 2002. The purchase agreement includes a contingency for future earnout payments based on the settlement of claims. The ultimate total net earnout cannot be finally determined until all claims are settled or paid. All adjustments to the ultimate purchase price have been, or will be, recorded to goodwill.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(6) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves) at December 31, 2014, 2013 and 2012.

	2014	2013	2012

Reserves at beginning of year	$3,902,132	$3,767,850	$3,658,317
Less reinsurance recoverables on reserves	1,122,731	1,018,047	974,834

Net reserves at beginning of year	2,779,401	2,749,803	2,683,483
Net reserve additions from acquired businesses	-	-	14,705
Net loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,383,192	1,396,196	1,408,085
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years	(56,357)	(73,742)	(70,011)

Net loss and loss adjustment expense	1,326,835	1,322,454	1,338,074

Net loss and loss adjustment expense payments for claims occurring during:
Current year	543,605	562,049	575,573
Prior years	856,896	736,351	729,335

Net loss and loss adjustment expense payments	1,400,501	1,298,400	1,304,908

Foreign currency adjustment	(48,113)	5,544	18,449

Net reserves at end of year	2,657,622	2,779,401	2,749,803
Plus reinsurance recoverables on reserves	1,070,463	1,122,731	1,018,047

Reserves at end of year	$3,728,085	$3,902,132	$3,767,850

The table below details our loss and loss adjustment expense on a consolidated basis, as well as the net (favorable) adverse loss development by segment.
	2014	2013	2012
Net (favorable) adverse loss development
U.S. Property & Casualty	$(41,560)	$(39,363)	$2,321
Professional Liability	973	(26,346)	(25,897)
Accident & Health	(13,086)	(18,027)	(10,511)
U.S. Surety & Credit	(22,629)	(37,898)	(25,377)
International	25,050	43,805	(10,084)
Exited Lines	(5,105)	4,087	(463)

Total net favorable loss development	(56,357)	(73,742)	(70,011)
Accident year catastrophe losses	28,683	55,939	52,390
All other net loss and loss adjustment expense	1,354,509	1,340,257	1,355,695

Net loss and loss adjustment expense	$1,326,835	$1,322,454	$1,338,074

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. We record such increases or decreases as loss and loss adjustment expense in the current reporting year. Favorable development means our original ultimate loss estimate was higher than the current estimate. Adverse development means the current ultimate loss estimate is higher than our original estimate. Loss development occurs as we review our loss exposure with our actuaries, increasing or decreasing estimates of our ultimate losses as a result of such reviews, and as losses are finally settled or claims exposure changes.

Based on our annual review of reserves in our five insurance underwriting segments and in our Exited Lines, we recognized net favorable loss development of $56.4 million, $73.7 million and $70.0 in 2014, 2013, and 2012, respectively. These amounts included favorable development of $5.9 million, $7.3 million and $21.4 million, respectively, from the release of prior years’ catastrophe reserves. The primary drivers of development in each year by segment are described below.

U.S. Property & Casualty

Net favorable loss development of $41.6 million in 2014 was due to better than expected loss experience, primarily in underwriting years 2012 and prior, compared to the 2013 annual reserve review. The majority of the development related to various liability lines of business ($18.7 million), our aviation business ($9.0 million) and a run-off assumed quota share contract that we wrote from 2003 – 2008 ($5.0 million).

Net favorable development of $39.4 million in 2013 was due to better than expected experience, primarily in underwriting years 2011 and prior, compared to the 2012 reserve review. This amount included $17.0 million of favorable development related to the run-off assumed quota share contract, where expected ultimate losses have continued to decline. In addition, we recognized $5.8 million of favorable development related to our errors and omissions (E&O) business.

In 2012, the segment recognized net adverse development of $2.3 million, which included adverse development of $8.1 million in our public risk business and $7.0 million in our E&O business, partially offset by $5.6 million of favorable development in the run-off assumed quota share contract. The adverse development, which impacted underwriting years 2010 and prior for public risk and 2011 and prior for E&O, was based on higher than expected losses compared to our 2011 reserve review.

Professional Liability

In 2014, we recognized minimal loss development based on our annual review of reserves.

Net favorable development of $26.3 million in 2013 was due to better than expected loss experience, compared to the 2012 reserve review. This development included reserve releases related to underwriting years prior to 2007 as well as 2009 and 2010 (totaling $64.2 million), partially offset by reserve strengthening of $37.9 million in underwriting years 2007 and 2008, which were impacted by the worldwide financial crisis.

Net favorable development of $25.9 million in 2012 included reserve releases of $62.1 million due to better than expected loss experience, compared to the 2011 reserve review. This development related to underwriting years prior to 2007 and was partially offset by reserve strengthening in underwriting year 2008.

Accident & Health

The segment recognized net favorable development as follows: 1) 2014 – $13.1 million related to underwriting years 2012 and 2013, 2) 2013 – $18.0 million related to underwriting years 2011 and 2012 and 3) 2012 – $10.5 million related to underwriting year 2011. Our review of the segment’s reserves indicated better than expected claims activity in our medical stop-loss product.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

U.S. Surety & Credit

The segment recognized net favorable development as follows: 1) 2014 – $20.3 million related to surety and $2.3 million related to credit, 2) 2013 – $20.6 million for surety and $17.3 million for credit and 3) 2012 – $18.0 million for surety and $7.4 million for credit. Our review of the segment’s reserves indicated better experience than our actuarial expectations in each year’s review compared to the prior year review.

International

In 2014, the segment’s $25.1 million net adverse loss development primarily related to $44.1 million of adverse development for the surety & credit line of business, partially offset by net favorable development in various lines of business and a $5.4 million reduction of prior years’ catastrophe reserves. In the third quarter of 2014, we increased our reserves on a specific class of Spanish surety bonds to reflect our revised estimates of our liability under these bonds in light of our settlement of a majority of the outstanding claims during that quarter. The segment’s favorable development primarily related to our energy, property treaty and liability lines, which had better than expected loss experience in underwriting years 2013 and prior, compared to our annual 2013 reserve review. The net favorable development related to catastrophe reserves was primarily due to reserve releases for the 2013 European floods ($6.0 million), partially offset by reserve increases for the 2011 Denmark storms ($1.5 million).

In 2013, the segment’s net adverse development of $43.8 million was due to reserve strengthening in the surety & credit line of business, partially offset by net favorable development in other lines of business, primarily energy and liability. For surety & credit, we increased our reserves by $70.3 million on the Spanish surety bonds discussed above. The increase was made to reflect our revised estimates of our liability under these bonds in light of an adverse Spanish Supreme Court ruling published in 2013. We recognized net favorable development of $10.1 million in energy and $16.1 million in our U.K. professional liability products based on better than expected loss experience primarily in underwriting years 2011 and prior, compared to our 2012 reserve review. In addition, we recognized favorable development related to our release of catastrophe reserves for Superstorm Sandy ($3.4 million) and the 2010 New Zealand earthquake ($2.3 million), due to lower than expected losses.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(7) Notes Payable

Our notes payable consisted of the following at December 31, 2014 and 2013.

	2014	2013

6.30% Senior Notes	$299,251	$299,098
Revolving Loan Facility	525,000	355,000

Total notes payable	$824,251	$654,098

The estimated fair value of our Senior Notes was $350.1 million at December 31, 2014 and $352.7 million at December 31, 2013, based on quoted market prices. The estimated fair value of our Revolving Loan Facility approximated the carrying value at December 31, 2014 and 2013, based on borrowing rates offered to us at that time.

Senior Notes

Our $300.0 million 6.30% Senior Notes due 2019 were issued in 2009 at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest semi-annually in arrears on May 15 and November 15. The Senior Notes are unsecured and subordinated general obligations of HCC. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on the capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with these covenants at December 31, 2014.

Revolving Loan Facility

On April 30, 2014, we entered into an agreement to modify our $600.0 million Revolving Loan Facility (Facility) to increase the borrowing capacity to $825.0 million and extend the term to April 30, 2019, among other changes. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires. The borrowing rate is LIBOR plus 125 basis points, subject to increase or decrease based on changes in our debt rating. The weighted-average interest rate on borrowings under the Facility at December 31, 2014 was 1.4%. In addition, we pay an annual commitment fee of 15 basis points on the unused balance of the Facility. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $294.1 million at December 31, 2014. The Facility contains two restrictive financial covenants that require HCC to maintain a minimum consolidated net worth and a maximum leverage ratio of 35%. We were in compliance with these covenants at December 31, 2014. In addition, HCC is restricted from paying annual dividends in excess of the greater of $150.0 million or 33% of our prior year’s net earnings.

Subsidiary Letters of Credit

At December 31, 2014, certain of our subsidiaries had outstanding letters of credit with banks totaling $6.3 million. Of this amount, $5.9 million of outstanding letters of credit reduced our borrowing capacity under the Facility at year-end 2014.

Standby Letter of Credit Facility

We had a $90.0 million Standby Letter of Credit Facility (Standby Facility) that was used to guarantee our performance in our Lloyd’s of London Syndicate, which was scheduled to expire on December 31, 2017. In December 2014, we internally funded the guarantee, cancelled all letters of credit issued under the Standby Facility and terminated the Standby Facility. We paid an annual fee of 105 basis points for the Standby Facility in 2014.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(8) Income Taxes

At December 31, 2014 and 2013, we had current income taxes payable of $27.9 million and $2.0 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	2014	2013	2012

Statutory tax rate	35.0%	35.0%	35.0%

Federal tax at statutory rate	$231,643	$200,448	$194,049
Nontaxable municipal bond interest and dividend received deduction	(35,166)	(34,734)	(31,939)
State income taxes, net of federal tax benefit	2,135	2,097	3,619
Foreign income taxes	42,093	42,691	40,703
Foreign tax credit	(42,093)	(42,691)	(40,703)
Uncertain tax positions (net of federal tax benefit on state positions: $223 in 2014, $340 in 2013 and $719 in 2012)	1,091	518	878
Other, net	3,790	(2,816)	(3,420)

Income tax expense	$203,493	$165,513	$163,187

Effective tax rate	30.7%	28.9%	29.4%

The components of income tax expense were as follows:

	2014	2013	2012

Federal current	$126,442	$117,933	$94,493
Federal deferred	30,359	804	20,827

Total federal	156,801	118,737	115,320

State current	1,740	2,649	2,570
State deferred	1,545	578	2,997

Total state	3,285	3,227	5,567

Foreign current	35,243	37,978	34,678
Foreign deferred	6,850	4,713	6,025

Total foreign	42,093	42,691	40,703

Uncertain tax positions	1,314	858	1,597

Income tax expense	$203,493	$165,513	$163,187

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The net deferred tax liability is included in accounts payable and accrued liabilities in our consolidated balance sheets. The deferred tax liability that related to the book over tax basis of our foreign subsidiaries at December 31, 2014 and 2013 was based on the assumption that we will merge certain subsidiaries in our International operations. The composition of deferred tax assets and liabilities at December 31, 2014 and 2013 was as follows:

	2014	2013

Excess of financial statement unearned premium over tax	$30,225	$26,821
Discounting of loss reserves, net of salvage and subrogation	40,046	50,481
Excess of financial statement accrued expenses over tax	20,103	18,920
Allowance for bad debts, not deductible for tax	2,427	3,146
Stock-based compensation expense in excess of deduction for tax	8,919	5,163
Financial statement loss for Lloyd’s syndicates in excess of deduction for tax	-	351
Federal tax net operating loss carryforwards	2,983	3,202
State tax net operating loss carryforwards	441	181
Foreign tax net operating loss carryforwards	20,008	22,605
Federal benefit of state uncertain tax positions	1,705	1,482
Valuation allowance	(25,050)	(27,430)

Total deferred tax assets	101,807	104,922

Unrealized gain on increase in value of securities	91,515	52,424
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	15,764	14,570
Amortizable goodwill for tax	123,017	110,064
Financial statement income for Lloyd’s syndicates in excess of taxable income	7,143	-
Book basis in net assets of foreign subsidiaries in excess of tax basis	23,075	2,414
Depreciation and other items	12,676	14,458

Total deferred tax liabilities	273,190	193,930

Net deferred tax liability	$(171,383)	$(89,008)

Changes in the valuation allowance account applicable to deferred tax assets relate primarily to net operating losses in various foreign and state tax jurisdictions. Changes in the valuation allowance were as follows:

	2014	2013	2012

Balance at beginning of year	$27,430	$9,187	$7,983
State net operating loss carryforwards	260	(2,228)	(651)
Foreign net operating loss carryforwards	(3,232)	20,207	296
Other	592	264	1,559

Balance at December 31	$25,050	$27,430	$9,187

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

At December 31, 2014, we had Federal, state and Spanish tax net operating loss carryforwards of approximately $8.5 million, $17.6 million and $71.7 million, respectively, which will expire in varying amounts through 2034. We had $11.7 million of additional foreign net operating losses in the U.K., France and Ireland that can be carried forward indefinitely. Future use of our $8.5 million Federal loss carryforward is subject to statutory limitations due to a prior ownership change. We have recorded valuation allowances of $5.0 million and $20.0 million against our state and Spanish loss carryforwards, respectively. Based on our history of taxable income in our domestic insurance and other operations, we believe it is more likely than not that the deferred tax assets related to net operating loss carryforwards, excluding amounts covered by valuation allowances, will be realized.

At December 31, 2014 and 2013, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions of $6.3 million and $5.0 million, respectively. If the uncertain tax benefits as of year-end 2014 had been recognized in 2014, the total amount of such benefits would have reduced our 2014 income tax expense and our effective tax rate. At December 31, 2014, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $0.1 million (including no interest or penalties) in the next twelve months, due to the expiration of statutes of limitation.

The changes in our liability for unrecognized gross tax benefits were as follows:

	2014	2013	2012

Balance at beginning of year	$5,003	$4,129	$2,522
Gross increases
Tax position of current year	593	632	145
Tax positions of prior years	825	506	2,988
Gross decreases
Statute expirations	(151)	(264)	(713)
Settlements	-	-	(404)
Tax positions of prior years	-	-	(409)

Balance at December 31	$6,270	$5,003	$4,129

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively. We recognized net interest expense of $0.7 million in 2014, $0.3 million in 2013 and $0.5 million in 2012, and no penalties in any year. At December 31, 2014, we had no accrual for penalties and $1.9 million for interest payable.

We file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2009. We currently are not under U.S. Federal examination. Our income tax returns for New York (2007 – 2012), Massachusetts (2009 – 2010), Illinois (2009 – 2011), California (2011 – 2012), Spain (2009 – 2010) and France (2011 – 2013) are currently under audit. While we cannot predict the outcome of these audits, we do not anticipate the results to have a material effect on our consolidated financial position, results of operations or cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(9) Shareholders’ Equity

Treasury Stock

We purchased our common stock as follows:

	2014	2013	2012

Shares of common stock	4,710	1,055	5,567
Total cost	$224,706	$42,212	$178,669
Weighted-average cost per share	$47.70	$40.02	$32.09

Dividends

U.S. insurance companies are limited in the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic insurance subsidiaries can pay in 2015 without special permission is $235.2 million.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	Net unrealized investment gains (losses)	Foreign currency translation adjustment	Accumulated other comprehensive income

Balance at December 31, 2011	$213,114	$14,545	$227,659
Other comprehensive income (loss) – 2012	69,389	(1,777)	67,612

Balance at December 31, 2012	282,503	12,768	295,271
Other comprehensive income (loss) – 2013	(182,543)	5,923	(176,620)

Balance at December 31, 2013	99,960	18,691	118,651
Other comprehensive income (loss) – 2014	70,024	(13,661)	56,363

Balance at December 31, 2014	$169,984	$5,030	$175,014

Other

In 2012, we acquired the non-controlling interest of an entity we previously controlled and consolidated, resulting in a decrease in additional paid-in capital of $14.4 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(10) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	2014	2013	2012

Net earnings	$458,343	$407,197	$391,240
Less: net earnings attributable to unvested restricted stock	(7,497)	(6,638)	(6,982)

Net earnings available to common stock	$450,846	$400,559	$384,258

Weighted-average common shares outstanding	97,591	98,853	100,176
Dilutive effect of outstanding securities (determined using treasury stock method)	260	260	280

Weighted-average common shares and potential common shares outstanding	97,851	99,113	100,456

Earnings per common share
Basic	$4.62	$4.05	$3.84

Diluted	$4.61	$4.04	$3.83

(11) Stock-Based Compensation

Our stock-based compensation plan, the 2008 Flexible Incentive Plan, is administered by the Compensation Committee of the Board of Directors. We currently have restricted stock awards, restricted stock units and stock options outstanding under this plan. Each restricted stock award and unit entitles the recipient to one share or equivalent unit of our common stock. Outstanding restricted stock awards and units vest over a period of up to five years, which is the requisite service period. Each option granted under the plan may be used to purchase one share of our common stock. Outstanding options vest over a period of up to five years, which is the requisite service period, and expire six to ten years after the grant date.

In 2013, our stockholders authorized the issuance of up to 2.0 million shares of our common stock under the 2013 Employee Stock Purchase Plan (ESPP). The ESPP encourages share ownership by providing employees the opportunity to purchase HCC common stock at 85% of the closing price of the stock on either the first day or the last day of each six-month offering period (whichever is lower). Employees can invest between 1% and 15% of their base salary, subject to a maximum of the lesser of 1,500 shares in each offering period or $25,000 in each calendar year. We issued 0.1 million shares of common stock during 2014 upon completion of the first two ESPP offering periods. We recognize expense related to the ESPP over each offering period. The expense includes the 15% discount and the fair value of the “look-back” option calculated using a Black-Scholes option pricing model.

The consolidated statements of earnings reflect total stock-based compensation expense of $25.1 million, $16.2 million and $13.2 million in 2014, 2013 and 2012, respectively. The total tax benefit recognized in earnings from stock-based compensation arrangements was $8.8 million, $5.7 million and $4.6 million in 2014, 2013 and 2012, respectively. At December 31, 2014, there was approximately $29.3 million of total unrecognized compensation expense related to unvested restricted stock awards and units, options and our employee stock purchase plan that is expected to be recognized over a weighted-average period of 1.6 years. At December 31, 2014, 3.7 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock units, of which 0.9 million shares were reserved for awards previously granted and 2.8 million shares were reserved for future issuance.

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

Beginning in 2013, certain of our executive officers were granted performance-based restricted stock. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is based equally on an operating return on equity performance factor (ROE factor) and a total shareholder return performance factor (TSR factor). The ROE factor is calculated by comparing our actual results over the three-year period to an internal target, whereas the TSR factor is calculated by comparing our TSR over the three-year period to that of nine peer companies. The ROE factor qualifies as a performance condition and those awards are accounted for in the same manner as the other restricted stock grants described above. The TSR factor qualifies as a market condition, and we determine the fair value at grant date using a Monte Carlo simulation model that takes into account the probabilities of numerous outcomes of our TSR as well as that of the peer companies. This fair value is expensed on a straight-line basis over the vesting period and is not adjusted for the ultimate number of shares to vest. No dividends are earned during the vesting period on these shares.

The fair value of restricted stock awards that vested during 2014, 2013 and 2012 was $13.0 million, $14.4 million and $10.9 million, respectively. The fair value of restricted stock units that vested during 2014, 2013 and 2012 was $0.4 million, $1.6 million and $2.6 million, respectively.

The following table details activity for our restricted stock awards and units during 2014.

	Number of shares	Weighted- average grant date fair value	Weighted- average contractual life	Aggregate intrinsic value

Restricted Stock Awards

Outstanding, beginning of year	1,437	$32.91
Awarded	398	44.73
Vested	(271)	28.30
Forfeited	(6)	40.70

Outstanding, end of year	1,558	36.70	1.6 years	$83,383

Restricted Stock Units

Outstanding, beginning of year	135	$33.91
Awarded	13	45.17
Vested	(9)	28.41

Outstanding, end of year	139	35.31	1.1 years	$7,457

Expected to vest, end of year	132		1.0 years	7,069

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

	2014	2013	2012

Fair value of options granted	$6.51	$7.17	$7.89
Risk free interest rate	1.4%	1.0%	1.1%
Expected volatility	18.4%	23.0%	31.4%
Expected dividend yield	2.1%	1.8%	2.1%
Expected option life	4.1 years	4.9 years	6.6 years

The following table details our stock option activity during 2014.

	Number of shares	Weighted- average exercise price	Weighted- average contractual life	Aggregate intrinsic value

Outstanding, beginning of year	1,293	$29.50
Granted	10	52.51
Exercised	(461)	25.66
Forfeited and expired	(40)	37.28

Outstanding, end of year	802	31.61	4.2 years	$17,575

Vested or expected to vest, end of year	771	31.49	4.2 years	16,983

Exercisable, end of year	311	29.26	3.7 years	7,554

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2014, 2013 and 2012 was $10.1 million, $5.6 million and $10.2 million, respectively. Exercise of options during 2014, 2013 and 2012 resulted in cash receipts of $11.8 million, $10.3 million and $60.0 million, respectively. The tax benefits realized from stock options exercised during 2014, 2013 and 2012 were $3.5 million, $2.0 million and $3.7 million, respectively.

Common Stock Grants

In 2012 and 2013, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. Beginning in 2014, we granted fully-vested common stock valued at $110,000 to each non-management director. New directors were granted a pro-rata portion of the value for the applicable year based on the date they joined the Board. Two directors who had previously deferred their annual grants under a deferred compensation plan retired in 2014. Upon retirement, additional shares valued at $323,000, representing the increase in value of the deferred amounts, were issued to the former directors. We also granted $200,000 of fully vested common stock to the chairman of our Board in each of the past three years. The number of shares granted was based on our closing stock price on the grant date, which was either the day of the Annual Meeting of Shareholders, the day the director joined the Board or the date the values in the deferred compensation plan were paid.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(12) Segments

We report HCC’s results in six operating segments, which includes an Investing segment. Each of our five insurance underwriting segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment incurs insurance losses, acquisition costs and other administrative expenses related to our insurance companies and underwriting agencies. We monitor and assess each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the net loss ratio and expense ratio.

Included in the portfolio of products for each insurance underwriting segment are the following key products:

•

U.S. Property & Casualty – aviation, primary and excess casualty, small account errors and omissions liability (E&O), employment practices liability (EPLI), disability, contingency, public risk, technical and construction property, title and mortgage reinsurance, residual value, and brown water marine written in the United States.

•

Professional Liability – directors’ and officers’ (D&O) liability, large account E&O liability, fiduciary liability, fidelity and bankers’ blanket bonds, EPLI, transactional insurance and cyber liability, written in the United States and internationally.

•	Accident & Health – medical stop-loss and short-term domestic and international medical coverages written in the United States.

•	U.S. Surety & Credit – contract surety bonds, commercial surety bonds and bail bonds written in the United States and credit insurance managed in the United States.

•

International – energy, ocean marine, property treaty, surety, credit, liability, property (direct and facultative), accident and health and other smaller product lines written outside the United States.

The Investing segment includes our consolidated investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. All investment activity is reported as revenue, consistent with our consolidated presentation.

In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes: 1) a reclassification of internal claims department costs that are managed as operating expenses in our segments, but reported as loss and loss adjustment expense in our consolidated financial statements, 2) corporate operating expenses not allocated to the segments, 3) interest expense on notes payable, 4) foreign currency expense (benefit) and 5) underwriting results of our Exited Lines. Our Exited Lines include these eight product lines that we no longer write and do not expect to write in the future: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor, 6) film completion bonds, 7) HMO reinsurance and 8) medical excess reinsurance.

The majority of our stock-based compensation expense is included in Corporate & Other. All bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards or units, which will be granted by the Compensation Committee in the following year, are reversed within Corporate & Other. The appropriate stock-based compensation expense for these awards will be recorded in Corporate & Other as the awards vest in future years. The majority of our depreciation and amortization expense is included in Corporate & Other.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following tables present information by business segment.

	U.S. Property & Casualty	Professional Liability	Accident & Health	U.S. Surety & Credit	International	Investing	Corporate & Other	Consolidated

Year ended December 31, 2014

Net earned premium	$363,998	$351,690	$981,219	$199,764	$426,480	$-	$476	$2,323,627
Other revenue	20,822	1,082	9,663	2,505	3,711	287,990	3,149	328,922

Segment revenue	384,820	352,772	990,882	202,269	430,191	287,990	3,625	2,652,549

Loss and LAE	154,200	206,690	696,288	42,273	196,134	-	31,250	1,326,835
Other expense	116,553	67,692	155,469	112,232	175,158	-	36,774	663,878

Segment expense	270,753	274,382	851,757	154,505	371,292	-	68,024	1,990,713

Segment pretax earnings (loss)	$114,067	$78,390	$139,125	$47,764	$58,899	$287,990	$(64,399)	$661,836

Year ended December 31, 2013

Net earned premium	$367,135	$368,167	$883,515	$194,286	$413,206	$-	$12,931	$2,239,240
Other revenue	24,266	(7)	4,932	1,468	4,334	262,212	459	297,664

Segment revenue	391,401	368,160	888,447	195,754	417,540	262,212	13,390	2,536,904

Loss and LAE	175,190	195,429	630,210	24,143	249,199	-	48,283	1,322,454
Other expense	117,910	66,391	130,814	109,550	158,869	-	58,206	641,740

Segment expense	293,100	261,820	761,024	133,693	408,068	-	106,489	1,964,194

Segment pretax earnings (loss)	$98,301	$106,340	$127,423	$62,061	$9,472	$262,212	$(93,099)	$572,710

Year ended December 31, 2012

Net earned premium	$354,050	$394,687	$831,827	$207,955	$412,853	$-	$41,253	$2,242,625
Other revenue	18,865	731	4,918	843	5,005	252,754	86	283,202

Segment revenue	372,915	395,418	836,745	208,798	417,858	252,754	41,339	2,525,827

Loss and LAE	209,286	229,873	601,076	38,535	189,410	-	69,894	1,338,074
Other expense	116,398	66,721	122,232	113,619	146,807	-	67,549	633,326

Segment expense	325,684	296,594	723,308	152,154	336,217	-	137,443	1,971,400

Segment pretax earnings (loss)	$47,231	$98,824	$113,437	$56,644	$81,641	$252,754	$(96,104)	$554,427

In the above tables, the reconciling amounts for internal claims department costs included in Corporate & Other, which increase loss and LAE and decrease other expense, were $36.4 million in 2014, $32.4 million in 2013 and $32.6 million in 2012.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

The following table presents total assets by segment at December 31, 2014 and 2013.

		2014	2013

U.S. Property & Casualty		$985,871	$914,697
Professional Liability		1,104,892	1,110,592
Accident & Health		242,278	235,950
U.S. Surety & Credit		189,054	168,389
International		688,828	859,659
Investing		7,228,608	6,800,313
Corporate & Other		274,815	254,920

Total		$10,714,346	$10,344,520

The tables below present the split of our revenue, pretax earnings and total assets by geographic location. For these disclosures, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	2014	2013	2012

Domestic	$1,984,992	$1,868,557	$1,880,954
Foreign	667,557	668,347	644,873

Total revenue	$2,652,549	$2,536,904	$2,525,827

Domestic	$437,774	$443,898	$364,083
Foreign	224,062	128,812	190,344

Total pretax earnings	$661,836	$572,710	$554,427

		December 31,
		2014	2013

Domestic		$7,750,039	$7,397,509
Foreign		2,964,307	2,947,011

Total assets		$10,714,346	$10,344,520

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(13) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic and other large losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis, hail storms and tornados) and man-made events (such as terrorist attacks). The incidence, timing and severity of these losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection to reduce our potential losses from a future event. In 2014, we recognized accident year gross losses of $28.8 million from catastrophic events related to various small catastrophes. After reinsurance and reinstatement premium, our pretax loss was $26.4 million. In 2013, we recognized accident year gross losses of $56.6 million, primarily due to European floods, German hail storms and various small catastrophes. After reinsurance and reinstatement premium, our pretax loss was $52.0 million. In 2012, we recognized accident year gross losses of $84.8 million, primarily from Superstorm Sandy in the United States. After reinsurance and reinstatement premium, our pretax loss was $52.8 million.

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

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2015 (Reauthorization Act), we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may charge an additional premium. The policyholders may or may not accept such coverage. The Reauthorization Act requires a $100.0 million terrorism-related loss event to trigger coverage in 2015. For such an event in 2015, the Federal government will reimburse 85% of our losses in excess of our deductible, up to the maximum annual amount in the Reauthorization Act. Our deductible is approximately $151.2 million for 2015. Currently, the Reauthorization Act expires on December 31, 2020.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2024. The agreements generally require us to pay rent, utilities, real estate or property taxes, sales taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $16.7 million in 2014, $15.7 million in 2013 and $16.0 million in 2012.

At December 31, 2014, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

2015	$11,870
2016	10,098
2017	7,393
2018	5,411
2019	1,802
Thereafter	2,628

Total future minimum rental payments	$39,202

(14) Related Party Transactions

We have amounts due to former owners of businesses we have acquired, some of whom are officers of certain of our subsidiaries. We had earnout liabilities of $27.1 million and $22.8 million at December 31, 2014 and 2013, respectively, reported in accounts payable and accrued liabilities in our consolidated balance sheets. We paid $3.0 million in 2014 and $7.2 million in 2013 related to these earnout agreements.

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

Statutory capital and surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2014	2013	2012

Statutory capital and surplus	$ 2,615,818	$2,517,867	$2,374,420
Statutory net income	483,403	453,649	445,999

The statutory capital and surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(tables in thousands, except per share data)

(16) Supplemental Information

Supplemental cash flow information was as follows:

	2014	2013	2012

Income taxes paid	$132,571	$181,521	$107,918
Interest paid	27,700	25,795	24,107
Dividends declared but not paid at year-end	28,451	22,575	16,680

(17) Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2014	2013	2014	2013	2014	2013	2014	2013

Net earned premium	$601,832	$560,030	$586,935	$556,668	$572,248	$561,356	$562,612	$561,186
Other revenue	68,175	76,600	103,103	79,809	71,326	68,075	86,318	73,180

Total revenue	670,007	636,630	690,038	636,477	643,574	629,431	648,930	634,366

Loss and LAE expense	339,434	305,477	320,758	328,530	335,897	347,353	330,746	341,094
Other expense	166,010	174,770	164,623	167,847	170,033	157,247	163,212	141,876

Total expense	505,444	480,247	485,381	496,377	505,930	504,600	493,958	482,970

Earnings before income taxes	164,563	156,383	204,657	140,100	137,644	124,831	154,972	151,396
Income tax expense	51,534	41,373	64,390	41,925	40,508	36,669	47,061	45,546

Net earnings	$113,029	$115,010	$140,267	$98,175	$97,136	$88,162	$107,911	$105,850

Earnings per share
Basic	$1.17	$1.15	$1.41	$0.98	$0.97	$0.88	$1.08	$1.05
Diluted	1.16	1.14	1.41	0.98	0.97	0.87	1.07	1.05

Weighted-average shares outstanding
Basic	95,373	98,770	97,909	98,723	98,442	98,870	98,662	99,056
Diluted	95,636	99,046	98,134	98,993	98,660	99,121	98,913	99,287

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

As discussed in “Revision of Financial Statement Presentation” in Note 1, we revised our previously issued consolidated statements of earnings to correctly classify internal claims department costs as loss and loss adjustment expense. These costs previously had been included in other operating expense. The unaudited quarterly financial data presented above also has been revised. The amounts reclassified in 2014 and 2013 were as follows: 1) first quarter – $8.9 million and $8.4 million, respectively, 2) second quarter – $8.8 million and $7.9 million, respectively, 3) third quarter – $8.8 million and $8.1 million, respectively and 4) fourth quarter 2013 – $8.0 million. There was no impact on net earnings in any quarterly period.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS

OTHER THAN INVESTMENTS IN RELATED PARTIES

(in thousands)

	December 31, 2014
Column A	Column B	Column C	Column D
			Amount
			shown in
Type of Investment	Cost	Value	balance sheet

Fixed maturity securities
Bonds — United States government and government agencies and authorities	$70,279	$70,969	$70,969
Bonds — states, municipalities and political subdivisions	896,130	954,708	954,708
Bonds — special revenue	2,246,707	2,389,012	2,389,012
Bonds — corporate	1,251,625	1,276,835	1,276,835
Residential mortgage-backed securities	805,458	821,694	821,694
Commercial mortgage-backed securities	593,956	611,631	611,631
Asset-backed securities	369,103	366,827	366,827
Bonds — foreign	119,479	118,692	118,692

Total fixed maturity securities	6,352,737	$6,610,368	6,610,368

Equity securities
Common stocks — banks, trust and insurance companies	46,538	46,183	46,183
Common stocks — industrial and miscellaneous	244,532	250,169	250,169

Total equity securities	291,070	$296,352	296,352

Short-term investments	258,186		258,186

Total investments	$6,901,993		$7,164,906

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS

(in thousands)

	December 31,
	2014	2013

ASSETS

Cash	$11,647	$2,206
Fixed maturity securities – available for sale, at fair value (amortized cost: 2014 – $726,301 and 2013 – $497,233)	750,033	518,822
Equity securities – available for sale, at fair value (cost: 2013 – $134,156)	-	157,122
Short-term investments, at cost (approximates fair value)	76,759	6,498
Investment in subsidiaries	3,820,270	3,538,542
Intercompany loans to subsidiaries	176,002	174,280
Receivable from subsidiaries	94,989	80,946
Other assets	12,400	9,833

Total assets	$4,942,100	$4,488,249

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$36,415	$36,654
Notes payable	824,251	654,098
Deferred Federal income tax	16,526	18,690
Accounts payable and accrued liabilities	161,557	104,377

Total liabilities	1,038,749	813,819
Total shareholders’ equity	3,903,351	3,674,430

Total liabilities and shareholders’ equity	$4,942,100	$4,488,249

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF EARNINGS

(in thousands)

	Years ended December 31,
	2014	2013	2012

REVENUE

Equity in earnings of subsidiaries	$448,762	$415,408	$400,294
Interest income from subsidiaries	11,562	9,101	8,858
Net investment income	20,311	13,691	10,290
Net realized investment gain (loss)	16,746	7,691	(309)
Other operating income	-	46	99

Total revenue	497,381	445,937	419,232

EXPENSE

Interest expense	27,948	25,804	25,132
Other operating expense	8,642	6,433	7,138

Total expense	36,590	32,237	32,270

Earnings before income tax expense	460,791	413,700	386,962
Income tax expense (benefit)	2,448	6,503	(4,278)

Net earnings	$458,343	$407,197	$391,240

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS

(in thousands)

	Years ended December 31,
	2014	2013	2012

Operating activities
Net earnings	$458,343	$407,197	$391,240
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net earnings of subsidiaries	(404,468)	(404,441)	(392,486)
Change in accrued interest receivable on intercompany loans	(9,190)	(9,097)	(3,154)
Change in accounts payable and accrued liabilities	41,729	(13,866)	23,629
(Gain) loss on investments	(16,746)	(7,691)	309
Other, net	14,907	28,555	3,947

Cash provided by operating activities	84,575	657	23,485

Investing activities
Sales of available for sale fixed maturity securities	123,447	78,350	87,099
Sales of equity securities	158,630	39,974	9,780
Sales of other investments	-	23,720	21,736
Maturity or call of available for sale fixed maturity securities	153,261	31,054	105,982
Cost of available for sale fixed maturity securities acquired	(187,680)	(20,030)	(6,666)
Cost of equity securities acquired	(1,533)	(53,723)	(124,710)
Change in short-term investments	(70,261)	15,911	(20,987)
Cash contributions to subsidiaries	(100,610)	(49,892)	(30,250)
Change in receivable from/payable to subsidiaries	(10,753)	(18,748)	776
Intercompany loans to subsidiaries	(2,579)	(7,228)	(66,765)
Payments on intercompany loans to subsidiaries	-	19,157	51,427
Payments for purchase of business and other	(6,043)	-	-

Cash provided by investing activities	55,879	58,545	27,422

Financing activities
Issuance of notes payable	-	-	25,000
Payments on notes payable	-	(25,000)	-
Advances on line of credit	275,000	180,000	185,000
Payments on line of credit	(105,000)	(110,000)	(80,000)
Sale of common stock	20,237	12,908	59,838
Purchase of common stock	(224,706)	(47,869)	(173,028)
Dividends paid	(96,544)	(71,967)	(64,345)

Cash used by financing activities	(131,013)	(61,928)	(47,535)

Net increase (decrease) in cash	9,441	(2,726)	3,372
Cash at beginning of year	2,206	4,932	1,560

Cash at end of year	$11,647	$2,206	$4,932

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the Consolidated Financial Statements and related Notes of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2014, the interest rate on intercompany loans was 6.25%.

(3)	In 2012, HCC borrowed $25.0 million as an intercompany loan from a subsidiary to pay down outstanding borrowings on its Revolving Loan Facility. This loan was repaid in full, plus interest at 2.45%, in 2013.

(4)	Dividends received from subsidiaries were $377.2 million, $328.2 million and $270.3 million in 2014, 2013 and 2012, respectively. The dividends included $332.9 million, $317.2 million and $262.8 million, respectively, of fixed maturity securities plus the related accrued interest.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
	(1)	(2)	(2)	(1)		(1)	(1)	(3)	(1)
	December 31,			Years ended December 31,
Segments	Deferred policy acquisition costs	Future policy benefits, losses, claims and loss expenses	Unearned premiums	Premium revenue	Net investment income	Benefits, claims, losses and settlement expenses	Amortization of deferred policy acquisition costs	Other operating expenses	Premium written

2014
U.S. Property & Casualty	$29,815	$703,653	$511,218	$363,998	$-	$154,200	$28,405	$88,141	$380,299
Professional Liability	12,335	1,756,600	295,576	351,690	-	206,690	20,018	47,667	346,720
Accident & Health	8,692	350,187	28,937	981,219	-	696,288	85,410	70,058	992,034
U.S. Surety & Credit	37,106	127,470	129,831	199,764	-	42,273	69,990	42,242	204,767
International	38,901	643,062	233,368	426,480	-	196,134	92,347	82,651	448,949
Investing	-	-	-	-	221,620	-	-	-	-
Corporate & Other (4)	(730)	195,612	-	476	-	31,250	(1,500)	10,324	476

Total	$126,119	$3,776,584	$1,198,930	$2,323,627	$221,620	$1,326,835	$294,670	$341,083	$2,373,245

2013
U.S. Property & Casualty	$26,374	$665,871	$473,230	$367,135	$-	$175,190	$35,260	$82,563	$385,355
Professional Liability	12,946	1,789,113	303,599	368,167	-	195,429	19,010	47,381	359,509
Accident & Health	3,618	314,593	18,105	883,515	-	630,210	69,745	61,069	881,368
U.S. Surety & Credit	35,549	112,916	125,948	194,286	-	24,143	68,105	41,444	199,121
International	34,483	853,711	213,967	413,206	-	249,199	88,048	70,737	417,039
Investing	-	-	-	-	220,182	-	-	-	-
Corporate & Other (4)(5)	(800)	222,419	-	12,931	-	48,283	(729)	32,897	12,931

Total	$112,170	$3,958,623	$1,134,849	$2,239,240	$220,182	$1,322,454	$279,439	$336,091	$2,255,323

2012
U.S. Property & Casualty	$30,400	$668,824	$421,195	$354,050	$-	$209,286	$36,289	$79,694	$383,938
Professional Liability	15,382	1,754,824	305,315	394,687	-	229,873	25,365	41,356	378,138
Accident & Health	3,296	301,241	20,252	831,827	-	601,076	63,559	58,671	835,008
U.S. Surety & Credit	34,235	109,790	117,150	207,955	-	38,535	72,327	41,292	195,904
International	34,789	734,779	206,044	412,853	-	189,410	83,368	63,360	419,155
Investing	-	-	-	-	222,634	-	-	-	-
Corporate & Other (4)(5)	(751)	257,033	-	41,253	-	69,894	293	42,124	41,253

Total	$117,351	$3,826,491	$1,069,956	$2,242,625	$222,634	$1,338,074	$281,201	$326,497	$2,253,396

(1)	Columns B, F, H, I and K are shown including the effects of reinsurance.
(2)	Columns C and D are shown excluding the effect of reinsurance.
(3)	Other operating expenses are after all corporate expense allocations have been charged or credited to the individual segments.
(4)	Includes internal claims department costs and activity related to Exited Lines.
(5)	We revised the amounts in Columns H and J to correctly classify internal claims department costs as benefits, claims, losses and settlement expenses. These costs had been included in other operating expenses.

Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE

(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
	Direct amount	Ceded to other companies	Assumed from other companies	Net amount	Percent of amount assumed to net

Year ended December 31, 2014
Life insurance in force	$512,185	$195,492	$-	$316,693	—%

Earned premium
Property and liability insurance	$1,554,031	$538,021	$278,663	$1,294,673	22%
Accident and health insurance	1,079,402	78,681	28,233	1,028,954	3%

Total	$2,633,433	$616,702	$306,896	$2,323,627	13%

Year ended December 31, 2013
Life insurance in force	$904,189	$210,475	$-	$693,714	—%

Earned premium
Property and liability insurance	$1,499,179	$498,794	$293,256	$1,293,641	23%
Accident and health insurance	983,348	77,837	40,088	945,599	4%

Total	$2,482,527	$576,631	$333,344	$2,239,240	15%

Year ended December 31, 2012
Life insurance in force	$977,492	$238,389	$-	$739,103	—%

Earned premium
Property and liability insurance	$1,483,722	$446,890	$282,500	$1,319,332	21%
Accident and health insurance	913,034	58,852	69,111	923,293	7%

Total	$2,396,756	$505,742	$351,611	$2,242,625	16%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	2014	2013	2012
Allowance for doubtful accounts
Balance at beginning of year	$5,777	$3,622	$3,668
Provision expense	1,448	2,807	1,584
Amounts written off and other	(2,140)	(652)	(1,630)

Balance at end of year	$5,085	$5,777	$3,622

Reserve for uncollectible reinsurance
Balance at beginning of year	$1,500	$1,500	$1,875
Provision recovery	-	-	(375)

Balance at end of year	$1,500	$1,500	$1,500