Form 10-Q
period 2015-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2015-05-06
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2015.
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

On April 30, 2015, there were approximately 95.7 million shares of common stock outstanding.

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

We described these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	March 31, 2015	December 31, 2014
ASSETS
Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2015 – $6,192,036 and 2014 – $6,352,737)	$6,452,444	$6,610,368
Equity securities – available for sale, at fair value (cost: 2015 – $325,435 and 2014 – $291,070)	334,763	296,352
Short-term investments, at cost (approximates fair value)	325,154	258,186

Total investments	7,112,361	7,164,906

Cash	93,464	102,093
Restricted cash and securities	122,526	119,010
Premium, claims and other receivables	727,615	553,027
Reinsurance recoverables	1,176,141	1,168,900
Ceded unearned premium	332,646	316,715
Ceded life and annuity benefits	48,590	48,499
Deferred policy acquisition costs	236,661	220,321
Goodwill	949,351	905,636
Other assets	226,942	115,239

Total assets	$11,026,297	$10,714,346

LIABILITIES

Loss and loss adjustment expense payable	$3,693,165	$3,728,085
Life and annuity policy benefits	48,590	48,499
Reinsurance, premium and claims payable	434,198	301,476
Unearned premium	1,305,327	1,198,930
Deferred ceding commissions	101,169	94,202
Notes payable	889,290	824,251
Accounts payable and accrued liabilities	621,131	615,552

Total liabilities	7,092,870	6,810,995

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2015 – 126,794 and 2014 – 126,472; outstanding: 2015 – 95,868 and 2014 – 96,521)	126,794	126,472
Additional paid-in capital	1,115,796	1,113,551
Retained earnings	3,526,071	3,441,424
Accumulated other comprehensive income	172,262	175,014
Treasury stock, at cost (shares: 2015 – 30,926 and 2014 – 29,951)	(1,007,496)	(953,110)

Total shareholders’ equity	3,933,427	3,903,351

Total liabilities and shareholders’ equity	$11,026,297	$10,714,346

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Three months ended March 31,
	2015	2014
REVENUE

Net earned premium	$600,563	$562,612
Net investment income	53,482	56,806
Other operating income	9,219	9,266
Net realized investment gain	13,186	20,246

Total revenue	676,450	648,930

EXPENSE

Loss and loss adjustment expense, net	365,162	330,746
Policy acquisition costs, net	75,211	69,041
Other operating expense	77,483	87,052
Interest expense	7,766	7,119

Total expense	525,622	493,958

Earnings before income tax expense	150,828	154,972
Income tax expense	37,911	47,061

Net earnings	$112,917	$107,911

Earnings per common share

Basic	$1.17	$1.08

Diluted	$1.17	$1.07

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Three months ended March 31,
	2015	2014

Net earnings	$112,917	$107,911

Other comprehensive income (loss)

Investment gains:
Investment gains during the period	20,009	86,080
Income tax charge	7,205	30,570

Investment gains, net of tax	12,804	55,510

Less reclassification adjustments to:
Net realized investment gain	13,186	20,246
Income tax expense	4,615	7,086

Total reclassifications included in net earnings, net of tax	8,571	13,160

Net unrealized investment gains	4,233	42,350

Foreign currency translation adjustment	(7,052)	788
Income tax benefit	(67)	(432)

Foreign currency translation adjustment, net of tax	(6,985)	1,220

Other comprehensive income (loss)	(2,752)	43,570

Comprehensive income	$110,165	$151,481

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Three months ended March 31, 2015

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2014	$126,472	$1,113,551	$3,441,424	$175,014	$(953,110)	$3,903,351

Net earnings	-	-	112,917	-	-	112,917

Other comprehensive loss	-	-	-	(2,752)	-	(2,752)

Stock-based compensation	371	4,260	-	-	-	4,631

Issuance of 39 shares for exercise of options, including tax effect	39	3,570	-	-	-	3,609

Issuance of 49 shares for employee stock purchase plan	49	1,975	-	-	-	2,024

Surrender of 137 shares of restricted stock for employees’ tax liabilty	(137)	(7,560)	-	-	-	(7,697)

Purchase of 975 common shares	-	-	-	-	(54,386)	(54,386)

Cash dividends declared, $0.295 per share	-	-	(28,270)	-	-	(28,270)

Balance at March 31, 2015	$126,794	$1,115,796	$3,526,071	$172,262	$(1,007,496)	$3,933,427

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Three months ended March 31,
	2015	2014
Operating activities
Net earnings	$112,917	$107,911
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	11,039	(44,966)
Change in reinsurance recoverables	169,610	55,197
Change in ceded unearned premium	16,972	(5,939)
Change in loss and loss adjustment expense payable	(209,125)	(53,892)
Change in unearned premium	50,280	32,475
Change in reinsurance, premium and claims payable	(893)	71,873
Change in accounts payable and accrued liabilities	(70,757)	(51,885)
Stock-based compensation expense	4,631	4,214
Depreciation and amortization expense	5,517	4,169
Gain on investments	(13,186)	(20,246)
Other, net	(45,859)	(3,447)

Cash provided by operating activities	31,146	95,464

Investing activities
Sales of available for sale fixed maturity securities	167,206	119,011
Sales of equity securities	66,412	144,075
Maturity or call of available for sale fixed maturity securities	159,814	131,204
Cost of available for sale fixed maturity securities acquired	(128,692)	(179,789)
Cost of equity securities acquired	(100,594)	(70,841)
Change in short-term investments	(73,033)	(248,749)
Payments for purchase of businesses, net of cash received	(100,398)	(2,579)
Other, net	(1,328)	(2,224)

Cash used by investing activities	(10,613)	(109,892)

Financing activities
Advances on line of credit	150,000	100,000
Payments on line of credit	(100,004)	(30,000)
Sale of common stock	5,633	8,428
Purchase of common stock	(44,546)	(30,774)
Dividends paid	(28,451)	(22,575)
Other, net	(11,794)	3,572

Cash provided (used) by financing activities	(29,162)	28,651

Net increase (decrease) in cash	(8,629)	14,223
Cash at beginning of year	102,093	58,301

Cash at end of period	$93,464	$72,524

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(1) General Information and Significant Accounting and Reporting Policies

HCC Insurance Holdings, Inc. (HCC) and its subsidiaries (collectively we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of largely non-correlated specialty insurance products, including property and casualty, accident and health, agriculture, surety and credit product lines, in approximately 180 countries. We market our products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies.

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements include the results of operations and cash flows of Producers Ag Insurance Group, Inc. (ProAg) from January 1, 2015, the effective acquisition date (see Note 2, “Acquisition”).

The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014. The consolidated balance sheet at December 31, 2014 was derived from the audited financial statements but does not include all disclosures required by GAAP.

Management must make estimates and assumptions that affect amounts reported in our consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

In conjunction with the acquisition of ProAg in the first quarter of 2015, HCC’s executive management changed the structure under which it manages and evaluates the results of our numerous product lines. See Note 3, “Segments” for discussion of our new reporting structure.

New Accounting and Reporting Policies

The following policies changed in the first quarter of 2015.

Agriculture

The majority of premium written in our new agriculture business relates to multi-peril crop insurance (MPCI), written through the federal crop insurance program administered by the U.S. Department of Agriculture’s Risk Management Agency and the Federal Crop Insurance Corporation (FCIC). We record written premium for our agriculture business as we process acreage reports received from the policyholders. Written premium is earned ratably over the period of risk commencing on the final planting date set by the FCIC, which approximates the start of planting season, and ending on the estimated crop harvest date.

We have a net receivable (payable) due from (to) the FCIC for settlement of MPCI reinsurance. If a net receivable, it is reflected in our consolidated balance sheet with premium, claims and other receivables. If a net payable, it is reflected in our consolidated balance sheet with reinsurance, premium and claims payable.

Income Taxes

Effective in 2015, for certain foreign subsidiaries, we do not provide deferred tax liabilities on undistributed earnings that are essentially permanent in duration. For other foreign subsidiaries, we provide U.S. taxes on undistributed earnings at the U.S. statutory rate of 35%, offset by an adjustment for foreign tax credits, when required. In prior years, we provided U.S. taxes on all undistributed earnings of our foreign subsidiaries at the U.S. statutory rate of 35%, offset by an adjustment for foreign tax credits, when required.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Recent Accounting Guidance

An accounting standard issued in 2014 will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration/payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or investment income. The new standard also requires enhanced disclosures about revenue. This accounting guidance is currently expected to be effective in the first quarter of 2018. The standard may be applied on a full retrospective or modified retrospective approach. We are currently assessing the impact the implementation of this standard will have on our consolidated financial statements.

An accounting standard issued in 2015 changes the presentation of debt issuance costs related to a recognized debt liability. The standard requires debt issuance costs be presented as a reduction of the debt liability, rather than as a deferred charge asset. This accounting guidance is effective at March 31, 2016 and must be applied retrospectively. We had debt issuance costs of $4.0 million at March 31, 2015 and $4.2 million at December 31, 2014 that were included in other assets in our consolidated balance sheets. Under this guidance, these debt issuance costs would be reclassified as a reduction to notes payable in our consolidated balance sheets. Application of this guidance will have no impact on our consolidated financial position, results of operations or cash flows.

(2) Acquisition

Effective January 1, 2015, we completed the acquisition of all of the capital stock of ProAg from CUNA Mutual Group for $104.5 million cash, subject to a net worth adjustment. ProAg writes multi-peril crop, crop hail and other named peril insurance. Crop insurance is a non-correlated line of business we strategically targeted to add to our diversified portfolio of specialty insurance businesses. On April 28, 2015, the parties agreed to reduce the purchase price by $2.1 million in finalization of the net worth adjustment. Our initial accounting of this business acquisition, recorded as of March 31, 2015, will change by an immaterial amount based on the settlement of the final purchase price. We expect to complete this accounting in the second quarter of 2015.

As of March 31, 2015, we allocated the provisional purchase price to the acquired identifiable assets and liabilities of ProAg based on estimated fair values at the acquisition date. We recorded $458.5 million of tangible assets, primarily receivables and reinsurance recoverables, and $453.0 million of liabilities, primarily reserves and reinsurance payables. The majority of these assets and liabilities related to ProAg’s reinsurance year 2014, which is 100% ceded to the FCIC and third party reinsurers (including CUNA Mutual Group) under existing reinsurance agreements. We expect settlement of reinsurance year 2014 amounts to occur with all parties during the fourth quarter of 2015.

We also recognized $54.0 million of intangible assets and $45.0 million of goodwill, neither of which is tax deductible. The goodwill primarily represents the value of ProAg’s assembled workforce and opportunities for future expansion utilizing ProAg’s infrastructure. The intangible assets relate to agent relationships and ProAg’s trade name with fair values of $23.0 million and $8.0 million, respectively, which will be amortized over a useful life of 15 years and 10 years, respectively. Indefinite-lived intangible assets of $23.0 million relate to state and federal insurance licenses, which will be reviewed annually for impairment. Intangible assets are included in other assets in our consolidated balance sheet.

(3) Segments

In the first quarter of 2015, following the acquisition of ProAg, HCC’s executive management changed the structure under which it manages and evaluates the results of our numerous product lines. We now report our results in four operating segments, consisting of three insurance underwriting segments: 1) North America Property & Casualty, 2) Accident & Health and 3) International, and the Investing segment.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Each of our three insurance underwriting segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment incurs insurance losses, acquisition costs, claims management costs and other administrative expenses related to our insurance companies and underwriting agencies. Internal claims department costs are managed and reported as a component of loss and loss adjustment expense. We monitor and assess each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the segment’s net loss ratio and expense ratio.

Included in the portfolio of products for each insurance underwriting segment are the following key products:

•	North America Property & Casualty – directors’ and officers’ liability (D&O), primary and excess casualty, small account errors and omissions liability, employment practices liability, agriculture, aviation, sports and entertainment, public risk, surety, and various smaller products.

•	Accident & Health – medical stop-loss, short-term domestic and international medical, and travel.

•	International – marine and energy, property treaty, property (direct and facultative), accident and health, D&O, professional indemnity, casualty, surety, and credit.

The North America Property & Casualty segment includes the former U.S. Property & Casualty segment, the U.S. portion of the former Professional Liability segment, the Surety portion of the former U.S. Surety & Credit segment and ProAg’s agriculture business. The International segment includes the former International segment, the International portion of the former Professional Liability segment, and the Credit portion of the former U.S. Surety & Credit segment. The Accident & Health and Investing segments are unchanged from the prior presentation. All prior period information has been recast to present our segment disclosures and information on a comparable basis with our new segment reporting structure.

The Investing segment includes our consolidated investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. All investment activity is reported as revenue, consistent with our consolidated presentation.

In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes: 1) corporate operating expenses not allocated to the segments, 2) interest expense on notes payable, 3) foreign currency expense (benefit) and 4) underwriting results of our Exited Lines. Our Exited Lines include product lines that we no longer write and do not expect to write in the future.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present information by business segment.

	North America Property & Casualty	Accident & Health	International	Investing	Corporate & Other	Consolidated
Three months ended March 31, 2015

Net earned premium	$209,239	$254,950	$136,377	$-	$(3)	$600,563
Other revenue	6,102	2,013	1,008	66,668	96	75,887

Segment revenue	215,341	256,963	137,385	66,668	93	676,450

Loss and LAE	116,436	187,011	61,443	-	272	365,162
Other expense	68,348	38,665	47,311	-	6,136	160,460

Segment expense	184,784	225,676	108,754	-	6,408	525,622

Segment pretax earnings (loss)	$30,557	$31,287	$28,631	$66,668	$(6,315)	$150,828

Three months ended March 31, 2014

Net earned premium	$201,334	$232,143	$128,844	$-	$291	$562,612
Other revenue	5,431	1,640	976	77,052	1,219	86,318

Segment revenue	206,765	233,783	129,820	77,052	1,510	648,930

Loss and LAE	103,553	170,805	56,314	-	74	330,746
Other expense	57,538	34,573	46,475	-	24,626	163,212

Segment expense	161,091	205,378	102,789	-	24,700	493,958

Segment pretax earnings (loss)	$45,674	$28,405	$27,031	$77,052	$(23,190)	$154,972

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In conjunction with the resegmentation, we reassigned the goodwill associated with the lines of business in our former Professional Liability and U.S. Surety & Credit reporting units at December 31, 2014 to the applicable North America Property & Casualty and International reporting units. We allocated goodwill to the lines of business within the former reporting units based on the relative fair value of each line of business to the sum of the former reporting unit’s total fair value at December 31, 2014. We noted no indicators of impairment as of December 31, 2014, after allocation of the goodwill.

The goodwill balances by reportable segment, after allocation of the goodwill in our former reporting units, are presented below. We noted no indicators of impairment in our goodwill as of March 31, 2015.

	North America Property & Casualty	Accident & Health	International	Total

Balance at beginning of year	$552,006	$144,113	$209,517	$905,636
Acquisition of ProAg	45,000	-	-	45,000
Other, principally foreign exchange	100	-	(1,385)	(1,285)

Balance at March 31, 2015	$597,106	$144,113	$208,132	$949,351

The table below presents total assets by segment following our resegmentation.

			March 31,	December 31,
			2015	2014

North America Property & Casualty			$2,232,696	$1,894,756
Accident & Health			244,394	242,278
International			1,092,640	1,073,889
Investing			7,178,088	7,228,608
Corporate & Other			278,479	274,815

Total			$11,026,297	$10,714,346

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(4) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
March 31, 2015

U.S. government and government agency securities	$73,540	$983	$(7)	$74,516
Fixed maturity securities of states, municipalities and political subdivisions	877,954	56,164	(55)	934,063
Special purpose revenue bonds of states, municipalities and political subdivisions	2,253,237	143,514	(1,065)	2,395,686
Corporate securities	726,320	28,287	(2,584)	752,023
Residential mortgage-backed securities	770,957	22,259	(1,806)	791,410
Commercial mortgage-backed securities	567,340	26,032	(592)	592,780
Asset-backed securities	369,289	1,051	(1,038)	369,302
Foreign government securities	124,957	471	(3,396)	122,032
Foreign corporate securities	428,442	7,830	(15,640)	420,632

Total fixed maturity securities	$6,192,036	$286,591	$(26,183)	$6,452,444

Equity securities	$325,435	$25,464	$(16,136)	$334,763

December 31, 2014

U.S. government and government agency securities	$70,279	$827	$(137)	$70,969
Fixed maturity securities of states, municipalities and political subdivisions	896,130	58,738	(160)	954,708
Special purpose revenue bonds of states, municipalities and political subdivisions	2,246,707	143,291	(986)	2,389,012
Corporate securities	777,242	25,983	(4,656)	798,569
Residential mortgage-backed securities	805,458	20,215	(3,979)	821,694
Commercial mortgage-backed securities	593,956	19,707	(2,032)	611,631
Asset-backed securities	369,103	316	(2,592)	366,827
Foreign government securities	119,479	767	(1,554)	118,692
Foreign corporate securities	474,383	10,776	(6,893)	478,266

Total fixed maturity securities	$6,352,737	$280,620	$(22,989)	$6,610,368

Equity securities	$291,070	$24,069	$(18,787)	$296,352

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
March 31, 2015

Fixed maturity securities
U.S. government and government agency securities	$421	$-	$3,985	$(7)	$4,406	$(7)
Fixed maturity securities of states, municipalities and political subdivisions	16,379	(55)	-	-	16,379	(55)
Special purpose revenue bonds of states, municipalities and political subdivisions	84,718	(587)	17,341	(478)	102,059	(1,065)
Corporate securities	66,827	(1,578)	42,230	(1,006)	109,057	(2,584)
Residential mortgage-backed securities	75,826	(540)	104,754	(1,266)	180,580	(1,806)
Commercial mortgage-backed securities	12,013	(155)	25,852	(437)	37,865	(592)
Asset-backed securities	73,934	(119)	91,570	(919)	165,504	(1,038)
Foreign government securities	51,165	(3,392)	1,242	(4)	52,407	(3,396)
Foreign corporate securities	167,020	(12,267)	20,657	(3,373)	187,677	(15,640)
Equity securities	139,886	(12,696)	11,501	(3,440)	151,387	(16,136)

Total	$688,189	$(31,389)	$319,132	$(10,930)	$1,007,321	$(42,319)

December 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$14,813	$(8)	$11,236	$(129)	$26,049	$(137)
Fixed maturity securities of states, municipalities and political subdivisions	3,857	(21)	19,337	(139)	23,194	(160)
Special purpose revenue bonds of states, municipalities and political subdivisions	4,041	(19)	100,947	(967)	104,988	(986)
Corporate securities	211,111	(2,498)	48,091	(2,158)	259,202	(4,656)
Residential mortgage-backed securities	37,434	(100)	226,256	(3,879)	263,690	(3,979)
Commercial mortgage-backed securities	5,228	(26)	99,868	(2,006)	105,096	(2,032)
Asset-backed securities	181,579	(1,245)	78,797	(1,347)	260,376	(2,592)
Foreign government securities	55,280	(1,498)	7,187	(56)	62,467	(1,554)
Foreign corporate securities	182,163	(4,587)	21,571	(2,306)	203,734	(6,893)
Equity securities	111,251	(17,839)	3,934	(948)	115,185	(18,787)

Total	$806,757	$(27,841)	$617,224	$(13,935)	$1,423,981	$(41,776)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

At March 31, 2015, we held approximately 2,910 fixed maturity and equity securities, of which 20% included at least one lot in an unrealized loss position. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $1.0 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We do not consider the $42.3 million of gross unrealized losses in our portfolio at March 31, 2015 to be other-than-temporary impairments as these losses relate to non-credit factors, such as interest rate changes, fluctuations in exchange rates and market conditions. We recognized no other-than-temporary impairment losses in the first quarter of 2015 and 2014.

The amortized cost and fair value of our fixed maturity securities at March 31, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.1 years at March 31, 2015.

	Cost or amortized cost	Fair value

Due in 1 year or less	$156,470	$153,783
Due after 1 year through 5 years	1,117,553	1,138,249
Due after 5 years through 10 years	1,322,979	1,400,954
Due after 10 years through 15 years	884,731	945,028
Due after 15 years	1,002,717	1,060,938

Securities with contractual maturities	4,484,450	4,698,952
Mortgage-backed and asset-backed securities	1,707,586	1,753,492

Total fixed maturity securities	$6,192,036	$6,452,444

Realized pretax gains (losses) on the sale of investments included the following:

	Three months ended March 31,
	2015	2014

Gains
Fixed maturity securities	$13,876	$1,132
Equity securities	10,311	24,438

Total gains	24,187	25,570

Losses
Fixed maturity securities	(1,472)	(2,155)
Equity securities	(9,529)	(3,169)

Total losses	(11,001)	(5,324)

Net
Fixed maturity securities	12,404	(1,023)
Equity securities	782	21,269

Net realized investment gain	$13,186	$20,246

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(5) Fair Value Measurements

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, foreign government securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, foreign debt securities, mortgage-backed and asset-backed securities (including collateralized loan obligations), and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments. We measure fair value for the majority of our Level 2 investments using matrix pricing and observable market data, including benchmark securities or yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bids, offers, default rates, loss severity and other economic measures. We measure fair value for our structured securities using observable market data in cash flow models.

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value of all of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of March 31, 2015 or December 31, 2014.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheets. There were no material transfers between Level 1, Level 2 or Level 3 in the first quarter of 2015 and 2014.

	Level 1	Level 2	Level 3	Total
March 31, 2015

Fixed maturity securities
U.S. government and government agency securities	$69,238	$5,278	$-	$74,516
Fixed maturity securities of states, municipalities and political subdivisions	-	934,063	-	934,063
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,395,686	-	2,395,686
Corporate securities	-	751,875	148	752,023
Residential mortgage-backed securities	-	791,410	-	791,410
Commercial mortgage-backed securities	-	592,780	-	592,780
Asset-backed securities	-	369,302	-	369,302
Foreign government securities	-	122,032	-	122,032
Foreign corporate securities	-	420,632	-	420,632

Total fixed maturity securities	69,238	6,383,058	148	6,452,444
Equity securities	334,763	-	-	334,763
Short-term investments*	187,436	137,718	-	325,154
Restricted cash and securities	-	3,156	-	3,156
Premium, claims and other receivables	-	53,212	-	53,212
Other assets	17	-	1,395	1,412

Total assets measured at fair value	$591,454	$6,577,144	$1,543	$7,170,141

Notes payable*	$-	$936,968	$-	$936,968
Accounts payable and accrued liabilities - earnout liabilities	-	3,156	8,301	11,457

Total liabilities measured at fair value	$-	$940,124	$8,301	$948,425

* Carried at cost or amortized cost on consolidated balance sheet.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$63,663	$7,306	$-	$70,969
Fixed maturity securities of states, municipalities and political subdivisions	-	954,708	-	954,708
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,389,012	-	2,389,012
Corporate securities	-	798,421	148	798,569
Residential mortgage-backed securities	-	821,694	-	821,694
Commercial mortgage-backed securities	-	611,631	-	611,631
Asset-backed securities	-	366,827	-	366,827
Foreign government securities	-	118,692	-	118,692
Foreign corporate securities	-	478,266	-	478,266

Total fixed maturity securities	63,663	6,546,557	148	6,610,368
Equity securities	296,352	-	-	296,352
Short-term investments*	159,297	98,889	-	258,186
Restricted cash and securities	-	2,729	-	2,729
Premium, claims and other receivables	-	56,493	-	56,493
Other assets	18	-	1,306	1,324

Total assets measured at fair value	$519,330	$6,704,668	$1,454	$7,225,452

Notes payable*	$-	$875,094	$-	$875,094
Accounts payable and accrued liabilities - earnout liabilities	-	2,729	8,744	11,473

Total liabilities measured at fair value	$-	$877,823	$8,744	$886,567

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

	Three months ended March 31,
	2015	2014

Direct written premium	$717,048	$620,512
Reinsurance assumed	109,088	126,210
Reinsurance ceded	(157,220)	(156,540)

Net written premium	$668,916	$590,182

Direct earned premium	$703,584	$637,313
Reinsurance assumed	71,168	76,023
Reinsurance ceded	(174,189)	(150,724)

Net earned premium	$600,563	$562,612

Direct loss and loss adjustment expense	$458,726	$359,629
Reinsurance assumed	27,216	41,802
Reinsurance ceded	(120,780)	(70,685)

Net loss and loss adjustment expense	$365,162	$330,746

Policy acquisition costs	$115,070	$104,645
Ceding commissions	(39,859)	(35,604)

Net policy acquisition costs	$75,211	$69,041

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	March 31,	December 31,
	2015	2014

Reinsurance recoverable on paid losses	$95,157	$99,937
Reinsurance recoverable on outstanding losses	448,069	443,059
Reinsurance recoverable on incurred but not reported losses	634,415	627,404
Reserve for uncollectible reinsurance	(1,500)	(1,500)

Total reinsurance recoverables	$1,176,141	$1,168,900

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter end. We take actions to collect outstanding balances or to mitigate our exposure to possible uncollectible amounts. We had a $1.5 million reserve for potentially uncollectible amounts at March 31, 2015. Reinsurance recoverables related to our settlement of Spanish surety bond claims totaled $86.3 million at March 31, 2015, including $43.4 million on paid losses. Our reinsurers have paid our reinsurance claims in full on a timely basis, with the exception of a small number of reinsurers that are currently in run-off and disputing balances owed us. Recoverables from these run-off reinsurers totaled $41.5 million, including $36.8 million on paid losses, at March 31, 2015 (at quarter-end foreign currency exchange rate). No payments have been received from these reinsurers despite their participation in contracts on essentially the same terms of our other reinsurers. We are vigorously pursuing collection of these recoverables, including through arbitration where necessary, and believe these amounts are fully recoverable. Accordingly, we have not recorded a reserve for uncollectibility related to these amounts. While we believe our current reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

(7) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves). We recognized no prior year loss development in the first quarter of 2015 and 2014.

	Three months ended March 31,
	2015	2014

Reserves at beginning of period	$3,728,085	$3,902,132
Less reinsurance recoverables on reserves	1,070,463	1,122,731

Net reserves at beginning of period	2,657,622	2,779,401
Net reserve additions from acquired business	9,386	-
Net loss and loss adjustment expense	365,162	330,746
Net loss and loss adjustment expense payments	(388,538)	(363,858)
Foreign currency adjustment	(32,951)	2,552

Net reserves at end of period	2,610,681	2,748,841
Plus reinsurance recoverables on reserves	1,082,484	1,098,576

Reserves at end of period	$3,693,165	$3,847,417

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Notes Payable

Our notes payable consisted of the following:

	March 31,	December 31,
	2015	2014

6.30% Senior Notes	$299,290	$299,251
$825.0 million Revolving Loan Facility	590,000	525,000

Total notes payable	$889,290	$824,251

There have been no changes to the terms and conditions related to our 6.30% Senior Notes or the $825.0 million Revolving Loan Facility (the Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We were in compliance with debt covenants related to our 6.30% Senior Notes and the Facility at March 31, 2015.

The weighted-average interest rate on borrowings under the Facility at March 31, 2015 was 1.4%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $230.1 million at March 31, 2015.

(9) Income Taxes

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	Three months ended March 31,
	2015	2014

Statutory tax rate	35.0%	35.0%

Federal tax at statutory rate	$52,790	$54,240
Nontaxable municipal bond interest and dividend received deduction	(9,752)	(8,927)
State income taxes, net of federal tax benefit	717	834
Foreign income taxes	9,951	7,226
Foreign tax credit	(9,776)	(7,226)
Indefinitely reinvested earnings of foreign subsidiaries	(9,134)	-
Uncertain tax positions (net of federal tax benefit on state positions: $93 in 2015 and $144 in 2014)	2,234	320
Other, net	881	594

Income tax expense	$37,911	$47,061

Effective tax rate	25.1%	30.4%

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In the first quarter of 2015, we made an initial assertion that we would indefinitely reinvest the cumulative undistributed earnings of certain foreign subsidiaries primarily organized in the United Kingdom and Spain, which have statutory tax rates of 20.0% and 28.0%, respectively. We made no similar assertion in the first quarter of 2014 or in any periods previously reported. Our 2015 assertion generated a tax benefit of $9.1 million, which included $5.9 million on cumulative undistributed foreign earnings through December 31, 2014 and $3.2 million on undistributed foreign earnings recorded in the first quarter of 2015. Our assertion excluded undistributed foreign earnings that previously have been taxed as deemed dividend inclusions under U.S. tax rules, as well as 2015 earnings for which an assertion cannot be made unless certain U.S. tax regulations are extended for 2015 and future years. At March 31, 2015, our foreign earnings considered to be indefinitely reinvested outside the United States totaled $321.2 million, all of which are subject to U.S. taxes, offset by an adjustment for foreign tax credits, if repatriated. In cases where we could not assert or do not intend to assert indefinite reinvestment of the undistributed earnings of certain foreign subsidiaries, we provided taxes on such undistributed earnings at the U.S. statutory rate of 35.0%, offset by an adjustment for foreign tax credits, where applicable.

(10) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	Net unrealized investment gains	Foreign currency translation adjustment	Accumulated other comprehensive income
Three months ended March 31, 2015

Balance at December 31, 2014	$169,984	$5,030	$175,014
Other comprehensive income (loss)	4,233	(6,985)	(2,752)

Balance at March 31, 2015	$174,217	$(1,955)	$172,262

(11) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Three months ended March 31,
	2015	2014

Net earnings	$112,917	$107,911
Less: net earnings attributable to unvested restricted stock	(1,641)	(1,692)

Net earnings available to common stock	$111,276	$106,219

Weighted-average common shares outstanding	94,881	98,662
Dilutive effect of outstanding securities (determined using treasury stock method)	316	251

Weighted-average common shares and potential common shares outstanding	95,197	98,913

Earnings per common share

Basic	$1.17	$1.08

Diluted	$1.17	$1.07

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(12) Stock-Based Compensation

In 2015, we granted the following shares of restricted stock and restricted stock units.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Restricted stock	299	$55.81	$16,692	1 - 4 years
Restricted stock units	4	55.78	245	4 years

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

Certain of our executive officers were granted performance-based restricted stock in 2015. This restricted stock vests after three years and can vest from 0% to 200% of the initial shares granted. Vesting is based equally on an operating return on equity performance factor and a total shareholder return performance factor.

(13) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic and other large losses caused by natural perils (such as hurricanes, tornados, earthquakes, tsunamis, floods, droughts and hail storms), and man-made events (such as terrorist attacks). The incidence, timing and severity of these losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection to reduce our potential losses from a future event. In the first quarter of 2015 and 2014, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $5.0 million and $4.6 million, respectively, related to various small catastrophes.

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

(14) Supplemental Information

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2015	2014

Income taxes paid (refunded)	$28,926	$(478)
Interest paid	2,161	1,539
Dividends declared but not paid at end of period	28,270	22,500
Purchases of common stock not paid at end of period	9,840	639

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of March 31, 2015 and December 31, 2014.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $56.96 on April 30, 2015, resulting in market capitalization of $5.4 billion.

We underwrite and manage a variety of largely non-correlated specialty insurance products through these three insurance underwriting segments: North America Property & Casualty, Accident & Health and International. We market our insurance products through a network of independent agents and brokers, through managing general agents owned by the company, and directly to consumers. In addition, we assume insurance written by other insurance companies.

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

Our major insurance companies have financial strength ratings of AA (Very Strong) from Standard & Poor’s Financial Services LLC, A+ (Superior) from A.M. Best Company, Inc., AA (Very Strong) from Fitch Ratings, and A1 (Good Security) from Moody’s Investors Service, Inc.

At March 31, 2015, we had consolidated shareholders’ equity of $3.9 billion and book value per share of $41.03. In the first quarter of 2015, we purchased $54.4 million of our common stock at an average cost of $55.77 per share and paid $28.5 million of dividends at $0.295 per share. We produced total revenue of $676.5 million in the first quarter of 2015, compared to $648.9 million in the same quarter of 2014. Our first quarter results and key metrics were as follows:

	Three months ended March 31,
	2015	2014

Net earnings	$112,917	$107,911

Earnings per diluted share	$1.17	$1.07

Net loss ratio	60.8%	58.8%
Expense ratio	25.7	24.6

Combined ratio	86.5%	83.4%

Our consolidated results for the first quarter of 2015 include the results of Producers Ag Insurance Group, Inc. (ProAg), which we acquired for a final purchase price of $102.4 million, effective January 1, 2015. ProAg contributed $72.6 million, $54.7 million and $17.0 million of gross written, net written and net earned premium, respectively, to consolidated premium in the first quarter of 2015. Including $2.0 million of transaction costs, ProAg’s operations generated a net loss of $7.7 million, or $0.08 per diluted share, in the first quarter of 2015. The majority of this loss relates to the seasonal nature of the crop insurance business. ProAg’s operations increased our first quarter 2015 consolidated loss ratio, expense ratio and combined ratio by 0.8, 1.1 and 1.9 percentage points, respectively. Assuming ProAg’s operations remain in line with our expectations, we expect ProAg will break even for full year 2015, and its higher net earned premium in the second half of 2015 will normalize its expense ratio for 2015.

Comparisons in the following sections refer to the first quarter of 2015, compared to the same period of 2014. The 2015 consolidated financial statements include ProAg’s financial position, results of operations and cash flows; there are no comparable amounts in our 2014 consolidated financial position, results of operations and cash flows. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Reporting Segment Changes

In the first quarter of 2015, following the acquisition of ProAg, HCC’s executive management changed the structure under which it manages and evaluates the results of our numerous product lines. We now report our results in four operating segments, consisting of three insurance underwriting segments: 1) North America Property & Casualty, 2) Accident & Health and 3) International, and the Investing segment. See Note 3, “Segments” in the accompanying consolidated financial statements for additional information about our new segments. All prior period information in this Form 10-Q has been recast to present our segment disclosures and information on a comparable basis with our new segment reporting structure.

Revenue

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Three months ended March 31,
	2015	2014

North America Property & Casualty	$349,377	$288,274
Accident & Health	260,144	235,917
International	216,618	222,240
Exited Lines	(3)	291

Total gross written premium	$826,136	$746,722

North America Property & Casualty	$238,227	$177,132
Accident & Health	255,918	234,751
International	174,774	178,008
Exited Lines	(3)	291

Total net written premium	$668,916	$590,182

North America Property & Casualty	$209,239	$201,334
Accident & Health	254,950	232,143
International	136,377	128,844
Exited Lines	(3)	291

Total net earned premium	$600,563	$562,612

Growth in premium occurred primarily in our North America Property & Casualty segment, due to our new agriculture business, and in our Accident & Health segment, from growth of our medical stop-loss and short-term medical products. See the “Segment Operations” section below for further discussion of the relationship and changes in premium within each insurance underwriting segment.

Net investment income, which is included in our Investing segment, decreased 6% quarter-over-quarter primarily due to lower dividend income following our sale of equity securities in 2014. Our net realized investment gains decreased $7.1 million in the first quarter of 2015, as we sold a large block of equity securities in the first quarter of 2014. See the “Investing Segment” section below for further discussion of our investing activities.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Three months ended March 31,
	2015	2014

North America Property & Casualty	$116,436	$103,553
Accident & Health	187,011	170,805
International	61,443	56,314
Exited Lines	272	74

Net loss and loss adjustment expense	$365,162	$330,746

North America Property & Casualty	55.6%	51.4%
Accident & Health	73.4	73.6
International	45.1	43.7

Consolidated net loss ratio	60.8%	58.8%

Consolidated accident year net loss ratio	60.8%	58.8%

Net paid loss ratio	64.7%	64.7%

Net loss and loss adjustment expense (referred to as loss expense) increased $34.4 million in the first quarter of 2015 compared to the same period in 2014. The higher loss expense stemmed from our: 1) North America Property & Casualty segment, due to the addition of our agriculture business, 2) Accident & Health segment, from growth of our medical stop-loss and short-term medical products and 3) International segment, due to growth in our specialty lines of business. We recognized no prior year loss development or large catastrophes in the first quarter of 2015 and 2014. See the “Segment Operations” section below for additional discussion of the changes in our loss expense, as well as discussion of the net loss ratios for each segment for 2015 and 2014.

While our net paid loss ratio remained constant quarter-over-quarter, the mix of paid losses varied in the two quarters. The amount of claims paid fluctuates due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. To settle claims related to Spanish surety bonds, we paid $10.0 million and $35.4 million net of reinsurance in the first quarter of 2015 and 2014, respectively. This activity increased the respective net paid loss ratio by 1.7 and 6.3 percentage points in these quarters.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was 12.5% and 12.3% for the first quarter of 2015 and 2014, respectively. The difference between periods primarily related to increased commissions due to proportionately higher writings of our short-term medical product.

Other Operating Expense

Other operating expense includes a foreign currency benefit of $18.0 million recognized in the first quarter of 2015, compared to foreign currency expense of $3.9 million recognized in the first quarter of 2014. The significant change in the foreign currency benefit/expense related to strengthening of the U.S. dollar relative to the British pound sterling and the Euro during the first quarter of 2015.

Excluding the effect of foreign currency benefit/expense, other operating expense increased 15% quarter-over-quarter, mainly due to increased compensation and operating costs in 2015 related to ProAg’s operations. Our employee count has grown to 2,480 at March 31, 2015, from 1,983 at December 31, 2014, primarily due to our acquisition of ProAg. Other operating expense included stock-based compensation expense of $4.6 million in 2015 and $4.2 million in 2014. At March 31, 2015, there was approximately $40.5 million of total unrecognized compensation expense, related to unvested restricted stock awards and units, stock options and our employee stock purchase plan, that is expected to be recognized over a weighted-average period of 2.0 years.

Interest Expense

Interest expense was $7.8 million and $7.1 million in the first quarter of 2015 and 2014, respectively, and included $4.8 million for our Senior Notes in both years.

Income Tax Expense

Our effective income tax rate was 25.1% for the first quarter of 2015, compared to 30.4% for the same period of 2014. In the first quarter of 2015, we made an initial assertion that we would indefinitely reinvest $321.2 million of cumulative undistributed earnings of certain foreign subsidiaries primarily organized in the United Kingdom and Spain. As a result of this assertion, we recognized a tax benefit of $9.1 million, which included $5.9 million on cumulative undistributed foreign earnings through December 31, 2014 and $3.2 million on undistributed foreign earnings recorded in the first quarter of 2015. We made no similar assertion in the first quarter of 2014. If these cumulative earnings were to be repatriated in the future, we would be subject to U.S. income taxes at 35.0%, offset by an adjustment for foreign tax credits. Our future effective tax rate may fluctuate due to tax law and tax rate changes in the United States and foreign taxing jurisdictions, as well as the interaction and complexity of taxation within the various jurisdictions.

Segment Operations

Each of our insurance underwriting segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Certain segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit our losses from both individual policy losses and multiple policy losses from catastrophic occurrences and from aggregate losses in a year. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our insurance underwriting segments, the Investing segment and the Corporate & Other category.

North America Property & Casualty Segment

The segment’s product groupings and their major products are:

•	Liability – directors’ and officers’ liability (D&O), primary and excess casualty, small account errors and omissions liability, and employment practices liability.
•	Agriculture – ProAg’s products, including multi-peril crop, crop hail, and other named peril.
•	Other Specialty – aviation, sports and entertainment, public risk, surety, and various smaller products.

The following tables summarize the operations of the North America Property & Casualty segment.

	Three months ended March 31,
	2015	2014

Net earned premium	$209,239	$201,334
Other revenue	6,102	5,431

Segment revenue	215,341	206,765

Loss and loss adjustment expense, net	116,436	103,553
Other expense	68,348	57,538

Segment expense	184,784	161,091

Segment pretax earnings	$30,557	$45,674

Net loss ratio	55.6%	51.4%
Expense ratio	32.7	28.6

Combined ratio	88.3%	80.0%

Liability	$101,507	$96,075
Agriculture	16,989	-
Other Specialty	90,743	105,259

Total net earned premium	$209,239	$201,334

Liability	62.1%	63.7%
Agriculture	88.0	-
Other Specialty	42.4	40.2

Total net loss ratio	55.6%	51.4%

Liability	$128,277	$121,537
Agriculture	72,615	-
Other Specialty	148,485	166,737

Total gross written premium	$349,377	$288,274

	Three months ended March 31,
	2015	2014

Liability	$95,951	$85,403
Agriculture	54,657	-
Other Specialty	87,619	91,729

Total net written premium	$238,227	$177,132

Our North America Property & Casualty segment pretax earnings decreased $15.1 million quarter-over-quarter, driven by a pretax loss in our agriculture business of $8.7 million, which included $0.6 million for amortization of purchased intangibles related to the ProAg acquisition. The seasonal nature of the agriculture business results in net earned premium being concentrated in the third quarter, while mostly fixed operating expenses are incurred relatively evenly throughout the year. Excluding the results of Agriculture, the segment’s pretax earnings decreased $6.4 million in 2015, primarily due to the timing of net earned premium from our title product, which is included in Other Specialty. We wrote more title premium in the first quarter of 2014, compared to the first quarter of 2015.

Written and earned premium increased in 2015 due to our new agriculture business. Excluding Agriculture, net earned premium decreased in 2015 due to reduced premium from title and other products included in Other Specialty, partially offset by growth in our primary casualty product included in Liability. The segment’s net loss ratio and expense ratio increased in 2015, primarily due to the agriculture business, which added 2.8 percentage points and 2.9 percentage points, respectively. The majority of the agriculture premium will earn in the second half of the year; therefore, we expect the Agriculture operations will be in line with our break even expectations for full year 2015 and the segment’s 2015 expense ratio will decline significantly by year end.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Three months ended March 31,
	2015	2014

Net earned premium	$254,950	$232,143
Other revenue	2,013	1,640

Segment revenue	256,963	233,783

Loss and loss adjustment expense, net	187,011	170,805
Other expense	38,665	34,573

Segment expense	225,676	205,378

Segment pretax earnings	$31,287	$28,405

Net loss ratio	73.4%	73.6%
Expense ratio	15.2	14.9

Combined ratio	88.6%	88.5%

Total gross written premium	$260,144	$235,917

Total net written premium	$255,918	$234,751

The Accident & Health segment pretax earnings increased 10% in the first quarter of 2015, compared to the same period of 2014. This increase was directly attributable to writing new medical stop-loss and short-term medical business, as well as rate increases on renewal business in 2015. The segment’s expense ratio increased in 2015 due to higher commissions, primarily due to proportionately higher writings of our short-term medical product.

International Segment

The segment’s product groupings and their major products are:

•	London Market – marine and energy, property treaty, property (direct and facultative), and accident and health.
•	Specialty – D&O, professional indemnity, casualty, surety, and credit.

The following tables summarize the operations of the International segment.

	Three months ended March 31,
	2015	2014

Net earned premium	$136,377	$128,844
Other revenue	1,008	976

Segment revenue	137,385	129,820

Loss and loss adjustment expense, net	61,443	56,314
Other expense	47,311	46,475

Segment expense	108,754	102,789

Segment pretax earnings	$28,631	$27,031

Net loss ratio	45.1%	43.7%
Expense ratio	34.7	36.1

Combined ratio	79.8%	79.8%

London Market	$63,358	$61,661
Specialty	73,019	67,183

Total net earned premium	$136,377	$128,844

London Market	38.9%	36.5%
Specialty	50.4	50.3

Total net loss ratios	45.1%	43.7%

London Market	$117,931	$131,979
Specialty	98,687	90,261

Total gross written premium	$216,618	$222,240

London Market	$96,678	$107,259
Specialty	78,096	70,749

Total net written premium	$174,774	$178,008

Our International segment pretax earnings increased 6% in the first quarter of 2015, compared to the same period of 2014, primarily from higher net earned premium. Written premium from our Specialty products grew in 2015, but was more than offset by decreased writings in our London Market line of business, due to reduced pricing, expanded competition and lower energy prices. The segment’s 2015 expense ratio benefited from a stronger U.S. dollar compared to the British pound sterling and the Euro in the first quarter of 2015, compared to the first quarter of 2014.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.5 billion of fixed maturity securities at March 31, 2015. Substantially all of our fixed maturity securities were investment grade and 74% were rated AAA or AA. In addition, we held $334.8 million of equity securities at March 31, 2015.

The following tables summarize the results and certain key metrics of our Investing segment.

	Three months ended March 31,
	2015	2014

Net investment income from:
Fixed maturity securities
Taxable	$24,718	$23,260
Exempt from U.S. income taxes	27,341	28,583

Total fixed maturity securities	52,059	51,843
Equity securities	2,736	6,637
Other	418	431

Total investment income	55,213	58,911
Investment expense	(1,731)	(2,105)

Total net investment income	53,482	56,806
Net realized investment gain	13,186	20,246

Segment pretax earnings	$66,668	$77,052

Fixed maturity securities:
Average yield *	3.3%	3.5%
Average tax equivalent yield *	4.1%	4.4%
Weighted-average life	8.0 years	8.2 years
Weighted-average duration	4.7 years	5.0 years
Weighted-average rating	AA	AA

*	Excluding realized and unrealized gains and losses.

This table summarizes our investments by type, all of which were reported at fair value, at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	%	Amount	%

Fixed maturity securities
U.S. government and government agency securities	$74,516	1%	$70,969	1%
Fixed maturity securities of states, municipalities and political subdivisions	934,063	13	954,708	13
Special purpose revenue bonds of states, municipalities and political subdivisions	2,395,686	34	2,389,012	33
Corporate securities	752,023	10	798,569	11
Residential mortgage-backed securities	791,410	11	821,694	11
Commercial mortgage-backed securities	592,780	8	611,631	9
Asset-backed securities	369,302	5	366,827	5
Foreign government securities	122,032	2	118,692	2
Foreign corporate securities	420,632	6	478,266	7
Equity securities	334,763	5	296,352	4
Short-term investments	325,154	5	258,186	4

Total investments	$7,112,361	100%	$7,164,906	100%

Our total investments decreased $52.5 million in 2015, principally due to cash paid for the acquisition of ProAg, partially offset by newly generated cash flow. At March 31, 2015, the net unrealized gain on our investment portfolio was $269.7 million, compared to $262.9 million at December 31, 2014. The increase in the net unrealized gain was due to the continuing decline in interest rates in 2015. Rates on 10-year U.S. Treasury notes declined 24 basis points in the first quarter of 2015.

In the first quarter of 2015, we sold bonds with a book value of approximately $155.0 million, and realized a net gain of $12.4 million, primarily related to our merger of certain International subsidiaries. In the first quarter of 2014, we sold equity securities with a book value of $142.0 million, and realized a net gain of $21.3 million, in order to reposition our overall investment portfolio.

The ratings of our individual securities within our fixed maturity securities portfolio at March 31, 2015 were as follows:

	Amount	%

AAA	$1,054,210	16%
AA	3,733,587	58
A	1,242,483	20
BBB	277,370	4
BB and below	144,794	2

Total fixed maturity securities	$6,452,444	100%

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Three months ended March 31,
	2015	2014

Net earned premium	$(3)	$291
Other revenue	96	1,219

Total revenue	93	1,510

Loss and loss adjustment expense, net	272	74
Other expense – Exited Lines	608	683
Other expense – Corporate	15,772	12,971
Interest expense	7,736	7,061
Foreign currency expense (benefit)	(17,980)	3,911

Total expense	6,408	24,700

Pretax loss	$(6,315)	$(23,190)

Our Corporate expenses not allocated to the segments increased quarter-over-quarter, primarily due to professional services of $2.0 million incurred in connection with our acquisition of ProAg in 2015. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) significant operating cash flow generated by our insurance companies, 2) our investment portfolio, most of which is held by our insurance companies, 3) our revolving loan facility and 4) a $1.0 billion shelf registration. Our sources of liquidity are discussed below.

Cash Flow

We manage the liquidity of our insurance companies such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. Our insurance companies receive substantial cash from premiums, reinsurance recoverables, surety collateral, outward commutations, proceeds from sales and redemptions of investments, and investment income. Their principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, return of surety collateral, inward commutations, purchases of investments, policy acquisition costs, operating expenses, taxes and dividends paid to the parent company. We report all of the insurance companies’ investing activity in our Investing segment for segment reporting purposes. Our parent company’s principal cash inflows relate to its investment portfolio and dividends paid by the insurance companies, and its principal cash outflows relate to debt service, acquisitions, operating expenses, dividends paid to shareholders and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivables, reinsurance recoverables and surety collateral; the payment of losses, premium payables and return of surety collateral; and the completion of commutations.

The components of our net operating cash flows are summarized in the following table.

	Three months ended March 31,
	2015	2014

Net earnings	$112,917	$107,911
Change in premium, claims and other receivables, net of reinsurance, premium and claims payable	10,146	26,907
Change in unearned premium, net	67,252	26,536
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	(39,515)	1,305
Change in accounts payable and accrued liabilities	(70,757)	(51,885)
Gain on investments	(13,186)	(20,246)
Other, net	(35,711)	4,936

Cash provided by operating activities	$31,146	$95,464

Our cash provided by operating activities was $31.1 million in the first quarter of 2015, compared to $95.5 million in the same period of 2014. We paid $28.9 million of income tax payments in 2015, compared to minimal payments in 2014. Other fluctuations in our cash provided by operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. Related to Spanish surety bonds, we paid claims of $16.5 million and collected reinsurance of $6.9 million in the first quarter of 2015, compared to paying claims of $85.0 million and collecting reinsurance of $72.4 million in the first quarter of 2014. At March 31, 2015, we had gross reserves of $68.0 million, ceded reserves of $42.9 million, and paid loss recoverables from reinsurers of $43.4 million related to Spanish surety bonds. The net impact of our payment of claims and collection of recoverables related to these bonds will continue to impact our cash provided by operating activities in future periods.

Cash flows related to multi-peril crop insurance, which represents the majority of our agriculture business, differ from cash flows related to our other products. Premiums from insureds are transferred to the Federal Crop Insurance Corporation (FCIC) or paid by us on a preset schedule, if not paid by the insured. Claims paid to insureds are reimbursed by the FCIC within several days of payment. We settle each reinsurance year with the FCIC in October of the following year. Settlements with other reinsurers occur shortly after settlement with the FCIC. We pay the majority of agent commissions during the first nine months of the year and employee compensation and other operating expenses evenly throughout the year. Reimbursement from the FCIC for administrative and operating expenses occurs in October and is calculated as a percentage of gross written premium. The 2015 reimbursement is expected to cover approximately 45% of agents commissions, employee compensation and other operating expenses for the year. The timing of these cash flows has historically created quarterly volatility in ProAg’s operating cash flows. Our consolidated operating cash flow will be reduced in 2015 and 2016, as the 2015 reinsurance year will settle in October 2016.

Investments

At March 31, 2015, we held a $7.1 billion investment portfolio, which included $325.2 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell these securities, as well as our equity securities, to generate cash if needed. The parent company held $681.8 million of cash and investments at March 31, 2015, which are available to cover the holding company’s required cash disbursements.

In the first quarter of 2015, we entered into a commitment to invest up to $150.0 million in a middle market senior loan program. The loans must meet certain criteria and are floating rate instruments generally tied to three-month LIBOR. We anticipate the loan program will be fully funded over the next twelve months and the loans will have an expected life of three years. To date, no loans have been funded under this agreement.

Revolving Loan Facility

We maintain an $825.0 million Revolving Loan Facility (Facility), of which $230.1 million of available capacity remained at March 31, 2015. During the past several years, we used the Facility to fund purchases of our common stock. We expect to continue to use the Facility to opportunistically repurchase stock. The Facility expires in April 2019. See Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the Facility and our long-term indebtedness.

Subsidiary Dividends

We consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. deferred income taxes have been provided thereon. At March 31, 2015, our foreign subsidiaries associated with indefinitely reinvested foreign earnings had $243.1 million of cash and short-term investments and $63.9 million of undistributed foreign earnings considered to be previously taxed income under U.S. tax rules. We believe that future cash from our domestic operations, together with our ability to access funds available under our Facility, provide adequate resources to fund both our short-term and long-term operating requirements, capital expenditures, share repurchases, dividend payments, debt service requirements, acquisitions and new business development activities in the United States. We do not anticipate the need to repatriate either previously taxed or indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. In the event that we determine in the future to repatriate some or all of the foreign earnings that are considered indefinitely reinvested outside of the United States, we would be required to record additional tax expense at that time.

Share Purchases

In 2014, our Board of Directors (the Board) authorized a $500.0 million stock purchase plan (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. As of April 30, 2015, $285.3 million of repurchase authority remains under the Plan.

We purchased our common stock in the first quarter of 2015 and 2014 as follows:

	Three months ended March 31,
	2015	2014

Shares of common stock	975	736
Total cost	$54,386	$31,413
Weighted-average cost per share	$55.77	$42.66

Shelf Registration

We have a new “Universal Shelf” registration statement, which was filed and became effective in March 2015 and expires in March 2018. The current Universal Shelf provides for the issuance of $1.0 billion of securities, which may be debt securities, equity securities, or a combination thereof. The Universal Shelf provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial markets.

Critical Accounting Policies

We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies,” in our Annual Report on Form 10-K for the year ended December 31, 2014. We have made no changes in the identification or methods of application of these policies, except as described below.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Beginning in the first quarter of 2015, for certain of our foreign subsidiaries, we do not provide deferred tax liabilities on undistributed earnings that are essentially permanent in duration. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset. Although realization is not assured, we believe that, as of March 31, 2015, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will reevaluate our assumptions, which could result in a change in the valuation allowance required.

Recent Accounting Guidance

See Note 1, “General Information — Recent Accounting Guidance” to the Consolidated Financial Statements for a description of recently issued accounting guidance that will impact our consolidated financial statements in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015, except as otherwise noted below, using criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of March 31, 2015.

Effective January 1, 2015, we completed the acquisition of ProAg and are currently in the process, but have not completed, the integration of ProAg’s policies, processes, technology and operations. In conducting the evaluation of the effectiveness of internal control over financial reporting as of March 31, 2015, our management excluded the internal controls related to ProAg’s systems and processes. We expect to complete our internal control evaluation related to ProAg during 2015.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2014, the Board approved the purchase of up to $500.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. Our purchases in the first quarter of 2015 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

January	204,727	$53.01	204,727	$341,069,419
February	9,066	$53.26	9,066	$340,586,548
March	761,377	$56.54	761,377	$297,534,932

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

2.1		Stock Purchase Agreement, dated September 29, 2014, by and among CMFG Life Insurance Company, CUNA Mutual Investment Corporation and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 30, 2014).

3.1		Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2		Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).

4.1		Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2		Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

12	†	Statement Regarding Computation of Ratios.

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

May 6, 2015	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

May 6, 2015	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer