Form 10-Q
period 2015-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2015-08-05
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2015.
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

On July 31, 2015, there were approximately 95.6 million shares of common stock outstanding.

HCC Insurance Holdings, Inc. and Subsidiaries

FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. These forward-looking statements reflect our current expectations and projections about future events and include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as growth of our business and operations, business strategy, competitive strengths, mergers and acquisitions, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Generally, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions indicate forward-looking statements.

Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophe losses,

•	volatility in crop prices and crop yields,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of past and future potential economic or credit market downturns, including any potential ratings downgrade or impairment of the debt securities of sovereign issuers,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	changes to the country’s health care delivery system,

•	the effects of climate change on the risks we insure,

•	potential risk with agents and brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	fluctuations in securities markets, which may reduce the value of our investment portfolio, reduce investment income or generate realized investment losses,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failure of, or loss of security related to, our information technology systems,

•	difficulties with outsourcing relationships,

•	the effects of mergers, acquisitions or divestitures;

•	change of control; and

•	any changes concerning the conditions, terms, termination or closing of our announced merger with Tokio Marine Holdings, Inc.

We described these risks and uncertainties in greater detail in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2014 and in Item 1A. Risk Factors included in this Report.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(unaudited, in thousands except per share data)

	June 30, 2015	December 31, 2014

ASSETS

Investments
Fixed maturity securities – available for sale, at fair value (amortized cost: 2015 – $6,132,246 and 2014 – $6,352,737)	$6,296,256	$6,610,368
Equity securities – available for sale, at fair value (cost: 2015 – $382,550 and 2014 – $291,070)	390,077	296,352
Short-term investments, at cost (approximates fair value)	283,420	258,186
Other investments (at fair value)	24,957	-

Total investments	6,994,710	7,164,906

Cash	81,864	102,093
Restricted cash and securities	114,229	119,010
Premium, claims and other receivables	925,827	553,027
Reinsurance recoverables	1,165,211	1,168,900
Ceded unearned premium	371,138	316,715
Ceded life and annuity benefits	48,114	48,499
Deferred policy acquisition costs	260,273	220,321
Goodwill	952,130	905,636
Other assets	227,434	115,239

Total assets	$11,140,930	$10,714,346

LIABILITIES

Loss and loss adjustment expense payable	$3,660,488	$3,728,085
Life and annuity policy benefits	48,114	48,499
Reinsurance, premium and claims payable	456,747	301,476
Unearned premium	1,471,835	1,198,930
Deferred ceding commissions	117,530	94,202
Notes payable	909,328	824,251
Accounts payable and accrued liabilities	560,766	615,552

Total liabilities	7,224,808	6,810,995

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2015 – 126,837 and 2014 – 126,472; outstanding: 2015 – 95,645 and 2014 – 96,521)	126,837	126,472
Additional paid-in capital	1,122,937	1,113,551
Retained earnings	3,578,315	3,441,424
Accumulated other comprehensive income	110,712	175,014
Treasury stock, at cost (shares: 2015 – 31,192 and 2014 – 29,951)	(1,022,679)	(953,110)

Total shareholders’ equity	3,916,122	3,903,351

Total liabilities and shareholders’ equity	$11,140,930	$10,714,346

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Earnings

(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

REVENUE

Net earned premium	$1,242,403	$1,134,860	$641,840	$572,248
Net investment income	108,220	113,244	54,738	56,438
Other operating income	18,919	19,249	9,700	9,983
Net realized investment gain	13,759	25,151	573	4,905

Total revenue	1,383,301	1,292,504	706,851	643,574

EXPENSE

Loss and loss adjustment expense, net	760,467	666,643	395,305	335,897
Policy acquisition costs, net	153,670	142,011	78,459	72,970
Other operating expense	188,749	177,250	111,266	90,198
Interest expense	15,030	13,984	7,264	6,865

Total expense	1,117,916	999,888	592,294	505,930

Earnings before income tax expense	265,385	292,616	114,557	137,644
Income tax expense	72,051	87,569	34,140	40,508

Net earnings	$193,334	$205,047	$80,417	$97,136

Earnings per common share

Basic	$2.02	$2.05	$0.84	$0.97

Diluted	$2.01	$2.04	$0.84	$0.97

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earnings	$193,334	$205,047	$80,417	$97,136

Other comprehensive income (loss)

Investment gains (losses):
Investment gains (losses) during the period	(77,616)	179,825	(97,625)	93,745
Income tax charge (benefit)	(27,320)	63,818	(34,525)	33,248

Investment gains (losses), net of tax	(50,296)	116,007	(63,100)	60,497

Less reclassification adjustments to:
Net realized investment gain	13,759	25,151	573	4,905
Income tax expense	4,816	8,803	201	1,717

Total reclassifications included in net earnings, net of tax	8,943	16,348	372	3,188

Net unrealized investment gains (losses)	(59,239)	99,659	(63,472)	57,309

Foreign currency translation adjustment	(5,060)	1,691	1,992	903
Income tax charge (benefit)	3	(421)	70	11

Foreign currency translation adjustment, net of tax	(5,063)	2,112	1,922	892

Other comprehensive income (loss)	(64,302)	101,771	(61,550)	58,201

Comprehensive income	$129,032	$306,818	$18,867	$155,337

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ Equity

Six months ended June 30, 2015

(unaudited, in thousands except per share data)

	Common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive income	Treasury stock	Total shareholders’ equity

Balance at December 31, 2014	$126,472	$1,113,551	$3,441,424	$175,014	$(953,110)	$3,903,351

Net earnings	-	-	193,334	-	-	193,334

Other comprehensive loss	-	-	-	(64,302)	-	(64,302)

Stock-based compensation	402	10,545	-	-	-	10,947

Issuance of 60 shares for exercise of options, including tax effect	60	4,684	-	-	-	4,744

Issuance of 49 shares for employee stock purchase plan	49	1,975	-	-	-	2,024

Surrender of 146 shares of restricted stock for employees’ tax liability	(146)	(7,818)	-	-	-	(7,964)

Purchase of 1,241 common shares	-	-	-	-	(69,569)	(69,569)

Cash dividends declared, $0.59 per share	-	-	(56,443)	-	-	(56,443)

Balance at June 30, 2015	$126,837	$1,122,937	$3,578,315	$110,712	$(1,022,679)	$3,916,122

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(unaudited, in thousands)

	Six months ended June 30,
	2015	2014

Operating activities
Net earnings	$193,334	$205,047
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(194,834)	(109,043)
Change in reinsurance recoverables	180,540	96,770
Change in ceded unearned premium	(21,520)	(35,485)
Change in loss and loss adjustment expense payable	(241,159)	(57,118)
Change in unearned premium	216,788	138,248
Change in reinsurance, premium and claims payable	32,494	55,764
Change in accounts payable and accrued liabilities	(73,290)	(69,414)
Stock-based compensation expense	10,947	10,303
Depreciation and amortization expense	12,322	8,289
Gain on investments	(13,759)	(25,151)
Other, net	(69,110)	(22,924)

Cash provided by operating activities	32,753	195,286

Investing activities
Sales of available for sale fixed maturity securities	398,848	286,843
Sales of equity securities	71,970	170,182
Maturity or call of available for sale fixed maturity securities	363,541	269,468
Cost of available for sale fixed maturity securities acquired	(518,929)	(675,945)
Cost of equity securities acquired	(147,232)	(78,817)
Cost of other investments acquired	(25,000)	-
Change in short-term investments	(31,300)	(168,241)
Payments for purchase of businesses, net of cash received	(99,060)	(2,579)
Proceeds from sales of subsidiaries	-	12,942
Other, net	(4,584)	(3,902)

Cash provided (used) by investing activities	8,254	(190,049)

Financing activities
Advances on line of credit	210,000	140,000
Payments on line of credit	(140,004)	(60,000)
Sale of common stock	6,768	11,709
Purchase of common stock	(69,569)	(41,542)
Dividends paid	(56,722)	(45,076)
Other, net	(11,709)	2,278

Cash provided (used) by financing activities	(61,236)	7,369

Net increase (decrease) in cash	(20,229)	12,606
Cash at beginning of year	102,093	58,301

Cash at end of period	$81,864	$70,907

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

Proposed Merger with Tokio Marine

On June 10, 2015, we announced that HCC had entered into an Agreement and Plan of Merger (Merger Agreement) with Tokio Marine Holdings, Inc., a Japanese corporation (Tokio Marine) and TMGC Investment (Delaware) Inc. (Merger Sub), an indirect wholly-owned subsidiary of Tokio Marine, providing for HCC to be acquired by Tokio Marine through a merger effected under Delaware law (referred to herein as merger). The Merger Agreement provides that, subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into HCC with HCC continuing as the surviving corporation and an indirect wholly-owned subsidiary of Tokio Marine. Tokio Marine is the ultimate holding company of the Tokio Marine Group, which operates in the non-life insurance business, life insurance business, and financial and general businesses globally.

On completion of the merger, shares of our common stock (Shares) will no longer be listed on any stock exchange or quotation system. If the Merger Agreement is adopted and the merger is completed, each outstanding Share (other than Shares held by HCC, Tokio Marine or Merger Sub or any of their respective subsidiaries, or by any holder who has properly exercised appraisal rights of such Shares in accordance with Section 262 of the General Corporation Law of the State of Delaware) will be converted into the right to receive $78.00 in cash (Merger Consideration), without interest and less any applicable tax withholdings.

The Merger Agreement provides that equity-based awards held by our directors, executive officers and employees as of the effective time of the merger will be treated at the effective time as follows: 1) each outstanding option to purchase Shares (Option) granted under HCC’s 2008 Flexible Incentive Plan, as amended (Incentive Plan), whether vested or unvested, will be canceled and will only entitle the holder of the Option the right to receive an amount in cash equal to the product obtained by multiplying (A) the total number of Shares subject to the Option by (B) the excess, if any, of the Merger Consideration over the exercise price per Share of that Option, less any applicable tax withholdings; 2) HCC will waive any vesting or holding conditions or restrictions applicable to each outstanding restricted Share granted under the Incentive Plan or HCC’s 2014 Stock Promotion Plan, and at the effective time each Share will be treated in the same manner as a Share of our common stock and will entitle the holder to an amount in cash equal to the Merger Consideration, less any applicable tax withholdings; 3) with respect to any restricted Shares subject to performance based vesting (Performance Shares), the performance criteria will be deemed to have been achieved based on 100% performance and such Performance Shares will be treated the same as all other Shares in the merger and will entitle the holder to an amount in cash equal to the Merger Consideration, less any applicable tax withholdings; and 4) each outstanding restricted stock unit granted under the Incentive Plan (RSU), whether vested or unvested, will be canceled and will entitle the holder of the RSU an amount in cash equal to the product of (A) the total number of Shares subject to the RSU and (B) the Merger Consideration, less any applicable tax withholdings.

Each of the parties has made customary representations and warranties and agreed to covenants in the Merger Agreement. We have agreed, among other things, to use our commercially reasonable efforts to cause our business to be conducted in the ordinary and usual course during the period between the execution of the Merger Agreement and the closing of the merger, and not to take certain actions specified in the Merger Agreement during such time. We have also agreed not to discuss alternative acquisition proposals with, or solicit alternative acquisition proposals from, third parties, subject to exceptions that allow us under certain circumstances to provide information to and participate in discussions with third parties with respect to unsolicited alternative acquisition proposals, and to terminate the Merger Agreement in order to accept such a proposal that constitutes a “Superior Proposal” (as defined in the Merger Agreement), in each case if HCC’s board of directors has determined that the failure to take such action would be inconsistent with HCC’s fiduciary duties under applicable law.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The Merger Agreement provides certain termination rights for both HCC and Tokio Marine, and further provides that, upon termination of the Merger Agreement under certain circumstances, we will be obligated to pay Tokio Marine a termination fee of $187.5 million.

The Merger Agreement was unanimously approved by our board of directors and is conditioned, among other things, on: 1) adoption of the Merger Agreement and approval of the merger by our shareholders, 2) receipt of required governmental approvals, including antitrust and insurance regulatory approvals and 3) other customary closing conditions. In addition, Tokio Marine’s obligation to consummate the merger is subject to the condition that the required governmental approvals have been obtained without the imposition of any “Negative Regulatory Action” (as defined in the Merger Agreement).

The merger is expected to close during the fourth quarter of 2015, subject to the closing conditions described above and contained in the Merger Agreement.

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

The following policies changed in 2015:

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Goodwill

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying value. In conjunction with the change in our reporting structure discussed in Note 3, “Segments,” we now have three reporting units that are the same as our insurance underwriting segments: 1) North America Property & Casualty, 2) Accident & Health and 3) International.

We conducted our annual goodwill impairment test as of June 30, 2015, which is consistent with the timeframe for our annual assessment in prior years. This test consisted of a qualitative assessment in which we determined that it is more likely than not that the fair value of each of our three reporting units exceeded its carrying amount with no indicators of impairment.

Recent Accounting Guidance

An accounting standard issued in 2014 will change the manner in which most companies recognize revenue. The standard requires that revenue reflect the transfer of goods or services to customers based on the consideration/payment the company expects to be entitled to in exchange for those goods or services; however, the standard does not change the accounting for insurance contracts or investment income. The new standard also requires enhanced disclosures about revenue. This standard is effective in the first quarter of 2018. The standard may be applied on a full retrospective or modified retrospective approach. We are currently assessing the impact the implementation of this standard will have on our consolidated financial statements.

An accounting standard issued in 2015 focuses on improving existing disclosure requirements to provide users with additional information about insurance liabilities for short-duration contracts. The standard does not change the existing recognition and measurement guidance for short-duration contracts. This standard is effective at December 31, 2016 and must be applied retrospectively by providing comparative disclosures for each period presented, except for those requirements that apply only to the current period. Application of this standard will have no impact on our consolidated financial position, results of operations or cash flows.

An accounting standard issued in 2015 changes the presentation of debt issuance costs related to a recognized debt liability. The standard requires debt issuance costs be presented as a reduction of the debt liability, rather than as a deferred charge asset. This standard is effective at March 31, 2016 and must be applied retrospectively. We have immaterial debt issuance costs included in other assets in our consolidated balance sheets that will be reclassified as a reduction to notes payable. Application of this standard will have no impact on our consolidated financial position, results of operations or cash flows.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(2) Acquisition

Effective January 1, 2015, we completed the acquisition of all of the capital stock of ProAg from CUNA Mutual Group for $102.4 million cash. ProAg writes multi-peril crop, crop hail and other named peril insurance. Crop insurance is a non-correlated line of business we strategically targeted to add to our diversified portfolio of specialty insurance businesses.

We completed our accounting for this acquisition in the second quarter of 2015. The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date:

Assets
Investments – Fixed maturity securities	$8,008
Cash	18,979
Premium, claims and other receivables	179,451
Reinsurance recoverables	197,292
Ceded unearned premium	33,127
Other assets	72,347

Total identifiable assets acquired	509,204

Liabilities
Loss and loss adjustment expense payable	202,265
Reinsurance, premium and claims payable	131,677
Unearned premium	56,946
Notes payable	15,004
Accounts payable and accrued liabilities	48,049

Total liabilities assumed	453,941

Net identifiable assets acquired	55,263
Goodwill	47,145

Net assets acquired	$102,408

The majority of these assets and liabilities related to ProAg’s reinsurance year 2014, which is 100% ceded to the FCIC and third party reinsurers (including CUNA Mutual Group) under existing reinsurance agreements. We expect settlement of reinsurance year 2014 amounts to occur with all parties during the fourth quarter of 2015.

We recognized $54.0 million of intangible assets and $47.1 million of goodwill, neither of which is tax deductible. Finite-lived intangible assets relate to agent relationships and ProAg’s trade name with fair values of $23.0 million and $8.0 million, respectively, which will be amortized over a useful life of 15 years and 10 years, respectively. Indefinite-lived intangible assets of $23.0 million relate to state and federal insurance licenses, which will be reviewed annually for impairment. Intangible assets are included in other assets in our consolidated balance sheet. The goodwill primarily represents the value of ProAg’s assembled workforce and opportunities for future expansion utilizing ProAg’s infrastructure.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(3) Segments

In the first quarter of 2015, following the acquisition of ProAg, HCC’s executive management changed the structure under which it manages and evaluates the results of our numerous product lines. We now report our results in four operating segments, consisting of three insurance underwriting segments (North America Property & Casualty, Accident & Health, and International) and the Investing segment.

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

Included in the portfolio of products for each insurance underwriting segment are the following key products:

•	North America Property & Casualty – directors’ and officers’ liability (D&O), primary and excess casualty, small account errors and omissions liability, employment practices liability, agriculture, aviation, sports and entertainment, public risk, surety, and various smaller products.

•	Accident & Health – medical stop-loss, short-term domestic and international medical, and travel.

•	International – marine and energy, property treaty, property (direct and facultative), accident and health, D&O, professional indemnity, liability, surety, and credit.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present information by business segment.

	North America Property & Casualty	Accident & Health	International	Investing	Corporate & Other	Consolidated
Six months ended June 30, 2015

Net earned premium	$460,669	$510,613	$271,121	$-	$-	$1,242,403
Other revenue	12,664	3,919	1,922	121,979	414	140,898

Segment revenue	473,333	514,532	273,043	121,979	414	1,383,301

Loss and LAE	266,270	373,940	119,718	-	539	760,467
Other expense	138,467	79,639	99,192	-	40,151	357,449

Segment expense	404,737	453,579	218,910	-	40,690	1,117,916

Segment pretax earnings (loss)	$68,596	$60,953	$54,133	$121,979	$(40,276)	$265,385

Six months ended June 30, 2014

Net earned premium	$397,855	$472,481	$263,904	$-	$620	$1,134,860
Other revenue	10,352	5,502	1,831	138,395	1,564	157,644

Segment revenue	408,207	477,983	265,735	138,395	2,184	1,292,504

Loss and LAE	208,290	344,944	112,832	-	577	666,643
Other expense	115,688	70,605	95,820	-	51,132	333,245

Segment expense	323,978	415,549	208,652	-	51,709	999,888

Segment pretax earnings (loss)	$84,229	$62,434	$57,083	$138,395	$(49,525)	$292,616

Three months ended June 30, 2015

Net earned premium	$251,430	$255,663	$134,744	$-	$3	$641,840
Other revenue	6,562	1,906	914	55,311	318	65,011

Segment revenue	257,992	257,569	135,658	55,311	321	706,851

Loss and LAE	149,834	186,929	58,275	-	267	395,305
Other expense	70,119	40,974	51,881	-	34,015	196,989

Segment expense	219,953	227,903	110,156	-	34,282	592,294

Segment pretax earnings (loss)	$38,039	$29,666	$25,502	$55,311	$(33,961)	$114,557

Three months ended June 30, 2014

Net earned premium	$196,521	$240,338	$135,060	$-	$329	$572,248
Other revenue	4,921	3,862	855	61,343	345	71,326

Segment revenue	201,442	244,200	135,915	61,343	674	643,574

Loss and LAE	104,737	174,139	56,518	-	503	335,897
Other expense	58,150	36,032	49,345	-	26,506	170,033

Segment expense	162,887	210,171	105,863	-	27,009	505,930

Segment pretax earnings (loss)	$38,555	$34,029	$30,052	$61,343	$(26,335)	$137,644

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

In conjunction with the resegmentation, we reassigned the goodwill associated with the lines of business in our former Professional Liability and U.S. Surety & Credit reporting units at December 31, 2014 to the applicable North America Property & Casualty and International reporting units. We allocated goodwill to the lines of business within the former reporting units based on the relative fair value of each line of business to the sum of the former reporting unit’s total fair value at December 31, 2014. We noted no indicators of impairment as of December 31, 2014, after this allocation of goodwill.

The goodwill balances by reportable segment, after allocation of the goodwill in our former reporting units, are presented below.

	North America Property & Casualty	Accident & Health	International	Total

Balance at beginning of year	$552,006	$144,113	$209,517	$905,636
Acquisition of ProAg	47,145	-	-	47,145
Other, principally foreign exchange	99	-	(750)	(651)

Balance at June 30, 2015	$599,250	$144,113	$208,767	$952,130

The table below presents total assets by segment following our resegmentation.

			June 30,	December 31,
			2015	2014

North America Property & Casualty			$2,465,227	$1,894,756
Accident & Health			243,105	242,278
International			1,131,605	1,073,889
Investing			7,052,910	7,228,608
Corporate & Other			248,083	274,815

Total			$11,140,930	$10,714,346

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(4) Investments

The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed maturity and equity securities, all of which are classified as available for sale, were as follows:

	Cost or amortized cost	Gross unrealized gain	Gross unrealized loss	Fair value
June 30, 2015

U.S. government and government agency securities	$73,501	$697	$(60)	$74,138
Fixed maturity securities of states, municipalities and political subdivisions	775,017	42,911	(2,173)	815,755
Special purpose revenue bonds of states, municipalities and political subdivisions	2,240,251	106,213	(7,518)	2,338,946
Corporate securities	771,109	17,648	(6,441)	782,316
Residential mortgage-backed securities	784,457	14,943	(7,363)	792,037
Commercial mortgage-backed securities	521,110	13,853	(2,274)	532,689
Asset-backed securities	373,117	530	(856)	372,791
Foreign government securities	145,905	830	(1,484)	145,251
Foreign corporate securities	447,779	7,140	(12,586)	442,333

Total fixed maturity securities	$6,132,246	$204,765	$(40,755)	$6,296,256

Equity securities	$382,550	$29,918	$(22,391)	$390,077

December 31, 2014

U.S. government and government agency securities	$70,279	$827	$(137)	$70,969
Fixed maturity securities of states, municipalities and political subdivisions	896,130	58,738	(160)	954,708
Special purpose revenue bonds of states, municipalities and political subdivisions	2,246,707	143,291	(986)	2,389,012
Corporate securities	777,242	25,983	(4,656)	798,569
Residential mortgage-backed securities	805,458	20,215	(3,979)	821,694
Commercial mortgage-backed securities	593,956	19,707	(2,032)	611,631
Asset-backed securities	369,103	316	(2,592)	366,827
Foreign government securities	119,479	767	(1,554)	118,692
Foreign corporate securities	474,383	10,776	(6,893)	478,266

Total fixed maturity securities	$6,352,737	$280,620	$(22,989)	$6,610,368

Equity securities	$291,070	$24,069	$(18,787)	$296,352

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
June 30, 2015

Fixed maturity securities
U.S. government and government agency securities	$9,018	$(53)	$3,985	$(7)	$13,003	$(60)
Fixed maturity securities of states, municipalities and political subdivisions	119,543	(2,173)	-	-	119,543	(2,173)
Special purpose revenue bonds of states, municipalities and political subdivisions	437,071	(6,738)	18,348	(780)	455,419	(7,518)
Corporate securities	258,668	(4,594)	40,654	(1,847)	299,322	(6,441)
Residential mortgage-backed securities	271,212	(4,160)	98,727	(3,203)	369,939	(7,363)
Commercial mortgage-backed securities	107,636	(1,338)	24,216	(936)	131,852	(2,274)
Asset-backed securities	150,415	(269)	72,839	(587)	223,254	(856)
Foreign government securities	30,582	(1,052)	12,893	(432)	43,475	(1,484)
Foreign corporate securities	171,921	(7,203)	42,054	(5,383)	213,975	(12,586)
Equity securities	169,836	(16,423)	23,288	(5,968)	193,124	(22,391)

Total	$1,725,902	$(44,003)	$337,004	$(19,143)	$2,062,906	$(63,146)

December 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$14,813	$(8)	$11,236	$(129)	$26,049	$(137)
Fixed maturity securities of states, municipalities and political subdivisions	3,857	(21)	19,337	(139)	23,194	(160)
Special purpose revenue bonds of states, municipalities and political subdivisions	4,041	(19)	100,947	(967)	104,988	(986)
Corporate securities	211,111	(2,498)	48,091	(2,158)	259,202	(4,656)
Residential mortgage-backed securities	37,434	(100)	226,256	(3,879)	263,690	(3,979)
Commercial mortgage-backed securities	5,228	(26)	99,868	(2,006)	105,096	(2,032)
Asset-backed securities	181,579	(1,245)	78,797	(1,347)	260,376	(2,592)
Foreign government securities	55,280	(1,498)	7,187	(56)	62,467	(1,554)
Foreign corporate securities	182,163	(4,587)	21,571	(2,306)	203,734	(6,893)
Equity securities	111,251	(17,839)	3,934	(948)	115,185	(18,787)

Total	$806,757	$(27,841)	$617,224	$(13,935)	$1,423,981	$(41,776)

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

At June 30, 2015, we held approximately 2,960 fixed maturity and equity securities, of which 36% included at least one lot in an unrealized loss position. A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate our securities for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $1.0 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. We do not consider the $63.1 million of gross unrealized losses in our portfolio at June 30, 2015 to be other-than-temporary impairments as these losses relate to non-credit factors, such as interest rate changes, fluctuations in exchange rates and market conditions. We recognized no other-than-temporary impairment losses in the first six months of 2015 and 2014.

The amortized cost and fair value of our fixed maturity securities at June 30, 2015, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 5.3 years at June 30, 2015.

			Cost or amortized cost	Fair value

Due in 1 year or less			$164,158	$160,738
Due after 1 year through 5 years			1,133,253	1,158,235
Due after 5 years through 10 years			1,223,353	1,277,278
Due after 10 years through 15 years			874,072	914,971
Due after 15 years			1,058,726	1,087,517

Securities with contractual maturities			4,453,562	4,598,739
Mortgage-backed and asset-backed securities			1,678,684	1,697,517

Total fixed maturity securities			$6,132,246	$6,296,256

Other investments primarily includes an investment in a fund that is carried at the net asset value of the fund. Changes in the net asset value are included in net investment income in our consolidated statements of earnings.

Realized pretax gains (losses) on the sale of investments included the following:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Gains
Fixed maturity securities	$18,505	$6,150	$4,629	$5,018
Equity securities	10,748	25,863	437	1,425

Total gains	29,253	32,013	5,066	6,443

Losses
Fixed maturity securities	(1,934)	(3,688)	(462)	(1,533)
Equity securities	(13,560)	(3,174)	(4,031)	(5)

Total losses	(15,494)	(6,862)	(4,493)	(1,538)

Net
Fixed maturity securities	16,571	2,462	4,167	3,485
Equity securities	(2,812)	22,689	(3,594)	1,420

Net realized investment gain	$13,759	$25,151	$573	$4,905

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

Our Level 2 investments include most of our fixed maturity securities, which consist of U.S. government agency securities, foreign government securities, municipal bonds (including those held as restricted securities), corporate debt securities, bank loans, middle market senior loans, foreign debt securities, mortgage-backed and asset-backed securities (including collateralized loan obligations), and deposits supporting our Lloyd’s syndicate business. Level 2 also includes certificates of deposit and other interest-bearing deposits at banks, which we report as short-term investments. We measure fair value for the majority of our Level 2 investments using matrix pricing and observable market data, including benchmark securities or yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, bids, offers, default rates, loss severity and other economic measures. We measure fair value for our structured securities using observable market data in cash flow models.

We are responsible for the prices used in our fair value measurements. We use independent pricing services to assist us in determining fair value of all of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers and Lloyd’s of London to value the remaining Level 2 investments. To validate that these quoted prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services, third party investment managers or Lloyd’s of London as of June 30, 2015 or December 31, 2014.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

The following tables present the fair value of our financial instruments that were carried or disclosed at fair value. Unless indicated, these items were carried at fair value on our consolidated balance sheets. There were no material transfers between Level 1, Level 2 or Level 3 in the first six months of 2015 and 2014.

	Level 1	Level 2	Level 3	Total
June 30, 2015

Fixed maturity securities
U.S. government and government agency securities	$68,889	$5,249	$-	$74,138
Fixed maturity securities of states, municipalities and political subdivisions	-	815,755	-	815,755
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,338,946	-	2,338,946
Corporate securities	-	782,169	147	782,316
Residential mortgage-backed securities	-	792,037	-	792,037
Commercial mortgage-backed securities	-	532,689	-	532,689
Asset-backed securities	-	372,791	-	372,791
Foreign government securities	-	145,251	-	145,251
Foreign corporate securities	-	442,333	-	442,333

Total fixed maturity securities	68,889	6,227,220	147	6,296,256
Equity securities	390,077	-	-	390,077
Short-term investments*	154,674	128,746	-	283,420
Other investments**	17	-	-	17
Restricted cash and securities	-	3,780	-	3,780
Premium, claims and other receivables	-	53,749	-	53,749
Other assets	-	-	1,632	1,632

Total assets measured at fair value	$613,657	$6,413,495	$1,779	$7,028,931

Notes payable*	$-	$951,601	$-	$951,601
Accounts payable and accrued liabilities - earnout liabilities	-	3,780	7,530	11,310

Total liabilities measured at fair value	$-	$955,381	$7,530	$962,911

*	Carried at cost or amortized cost on consolidated balance sheet.

**	Excludes investment with a fair value of $24,940 that is measured at net asset value as a practical expedient.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2014

Fixed maturity securities
U.S. government and government agency securities	$63,663	$7,306	$-	$70,969
Fixed maturity securities of states, municipalities and political subdivisions	-	954,708	-	954,708
Special purpose revenue bonds of states, municipalities and political subdivisions	-	2,389,012	-	2,389,012
Corporate securities	-	798,421	148	798,569
Residential mortgage-backed securities	-	821,694	-	821,694
Commercial mortgage-backed securities	-	611,631	-	611,631
Asset-backed securities	-	366,827	-	366,827
Foreign government securities	-	118,692	-	118,692
Foreign corporate securities	-	478,266	-	478,266

Total fixed maturity securities	63,663	6,546,557	148	6,610,368
Equity securities	296,352	-	-	296,352
Short-term investments*	159,297	98,889	-	258,186
Restricted cash and securities	-	2,729	-	2,729
Premium, claims and other receivables	-	56,493	-	56,493
Other assets	18	-	1,306	1,324

Total assets measured at fair value	$519,330	$6,704,668	$1,454	$7,225,452

Notes payable*	$-	$875,094	$-	$875,094
Accounts payable and accrued liabilities - earnout liabilities	-	2,729	8,744	11,473

Total liabilities measured at fair value	$-	$877,823	$8,744	$886,567

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

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Direct written premium	$1,617,584	$1,369,751	$900,536	$749,239
Reinsurance assumed	186,305	209,700	77,217	83,490
Reinsurance ceded	(368,840)	(342,255)	(211,620)	(185,715)

Net written premium	$1,435,049	$1,237,196	$766,133	$647,014

Direct earned premium	$1,445,719	$1,288,995	$742,135	$651,682
Reinsurance assumed	144,001	152,341	72,833	76,318
Reinsurance ceded	(347,317)	(306,476)	(173,128)	(155,752)

Net earned premium	$1,242,403	$1,134,860	$641,840	$572,248

Direct loss and loss adjustment expense	$937,382	$743,616	$478,656	$383,987
Reinsurance assumed	38,930	63,274	11,714	21,472
Reinsurance ceded	(215,845)	(140,247)	(95,065)	(69,562)

Net loss and loss adjustment expense	$760,467	$666,643	$395,305	$335,897

Policy acquisition costs	$238,995	$215,210	$123,925	$110,565
Ceding commissions	(85,325)	(73,199)	(45,466)	(37,595)

Net policy acquisition costs	$153,670	$142,011	$78,459	$72,970

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	June 30,	December 31,
	2015	2014

Reinsurance recoverable on paid losses	$92,897	$99,937
Reinsurance recoverable on outstanding losses	439,252	443,059
Reinsurance recoverable on incurred but not reported losses	634,562	627,404
Reserve for uncollectible reinsurance	(1,500)	(1,500)

Total reinsurance recoverables	$1,165,211	$1,168,900

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter end. We take actions to collect outstanding balances or to mitigate our exposure to possible uncollectible amounts. We had a $1.5 million reserve for potentially uncollectible amounts at June 30, 2015. Reinsurance recoverables related to our settlement of Spanish surety bond claims totaled $78.1 million at June 30, 2015, including $40.8 million on paid losses. Our reinsurers have paid our reinsurance claims in full on a timely basis, with the exception of a small number of reinsurers that are currently in run-off and disputing balances owed us. Recoverables from these run-off reinsurers totaled $41.6 million, including $38.3 million on paid losses, at June 30, 2015 (at quarter-end foreign currency exchange rate). No payments have been received from these reinsurers despite their participation in contracts on essentially the same terms of our other reinsurers. We are vigorously pursuing collection of these recoverables, including through arbitration where necessary, and believe these amounts are fully recoverable. Accordingly, we have not recorded a reserve for uncollectibility related to these amounts. While we believe our current reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

(7) Liability for Unpaid Loss and Loss Adjustment Expense

The table below provides a reconciliation of our liability for loss and loss adjustment expense payable (referred to as reserves). We recognized no prior year loss development in the first six months and second quarter of 2015 and 2014.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Reserves at beginning of period	$3,728,085	$3,902,132	$3,692,522	$3,847,417
Less reinsurance recoverables on reserves	1,070,463	1,122,731	1,082,484	1,098,576

Net reserves at beginning of period	2,657,622	2,779,401	2,610,038	2,748,841
Net reserve additions from acquired business	8,743	-	-	-
Net loss and loss adjustment expense	760,467	666,643	395,305	335,897
Net loss and loss adjustment expense payments	(820,513)	(691,775)	(431,975)	(327,917)
Foreign currency adjustment	(19,645)	5,979	13,306	3,427

Net reserves at end of period	2,586,674	2,760,248	2,586,674	2,760,248
Plus reinsurance recoverables on reserves	1,073,814	1,081,249	1,073,814	1,081,249

Reserves at end of period	$3,660,488	$3,841,497	$3,660,488	$3,841,497

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(8) Notes Payable

Our notes payable consisted of the following:

	June 30,	December 31,
	2015	2014

6.30% Senior Notes	$299,328	$299,251
$825.0 million Revolving Loan Facility	610,000	525,000

Total notes payable	$909,328	$824,251

There have been no changes to the terms and conditions related to our 6.30% Senior Notes or the $825.0 million Revolving Loan Facility (the Facility) from those described in Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We were in compliance with debt covenants related to our 6.30% Senior Notes and the Facility at June 30, 2015.

The weighted-average interest rate on borrowings under the Facility at June 30, 2015 was 1.4%. The borrowings and letters of credit issued under the Facility reduced our available borrowing capacity on the Facility to $210.1 million at June 30, 2015.

(9)  Income Taxes

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Statutory tax rate	35.0%	35.0%	35.0%	35.0%

Federal tax at statutory rate	$92,885	$102,415	$40,095	$48,175
Nontaxable municipal bond interest and dividend received deduction	(16,641)	(17,783)	(6,889)	(8,856)
State income taxes, net of federal tax benefit	1,439	1,650	722	816
Foreign income taxes	15,962	15,866	6,011	8,640
Foreign tax credit	(15,628)	(15,866)	(5,852)	(8,640)
Indefinitely reinvested earnings of foreign subsidiaries	(9,134)	-	-	-
Uncertain tax positions (net of federal tax benefit on state positions: $71 in 2015 and $183 in 2014)	2,178	452	(56)	132
Other, net	990	835	109	241

Income tax expense	$72,051	$87,569	$34,140	$40,508

Effective tax rate	27.1%	29.9%	29.8%	29.4%

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Effective in the first quarter of 2015, we made an initial assertion that we would indefinitely reinvest the cumulative undistributed earnings of certain foreign subsidiaries primarily organized in the U.K. and Spain, which have statutory tax rates of 20.0% and 28.0%, respectively. We do not provide deferred tax liabilities on these undistributed earnings as they are essentially permanent in duration. For other foreign subsidiaries, we provide U.S. taxes on undistributed earnings at the U.S. statutory rate of 35%, offset by an adjustment for foreign tax credits, when required. We made no similar assertion in 2014 or in any periods previously reported, and we previously provided U.S. taxes on all undistributed earnings of our foreign subsidiaries at the U.S. statutory rate of 35%, offset by an adjustment for foreign tax credits, when required.

We continued to assert indefinite reversal of the undistributed earnings of these certain U.K. and Spain foreign subsidiaries in the second quarter of 2015. Our 2015 assertion generated a tax benefit of $9.1 million, which included $5.9 million on cumulative undistributed foreign earnings through December 31, 2014 and $3.2 million on undistributed foreign earnings recorded in the first six months of 2015. Our assertion excluded undistributed foreign earnings that previously have been taxed as deemed dividend inclusions under U.S. tax rules, as well as 2015 earnings for which an assertion cannot be made unless certain U.S. tax regulations are extended for 2015 and future years. At June 30, 2015, our foreign earnings considered to be indefinitely reinvested outside the United States totaled $321.2 million, all of which are subject to U.S. taxes, offset by an adjustment for foreign tax credits, if repatriated. In cases where we could not assert or do not intend to assert indefinite reinvestment of the undistributed earnings of certain foreign subsidiaries, we provided taxes on such undistributed earnings at the U.S. statutory rate of 35.0%, offset by an adjustment for foreign tax credits, where applicable.

(10) Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

	Net unrealized investment gains	Foreign currency translation adjustment	Accumulated other comprehensive income
Six months ended June 30, 2015

Balance at December 31, 2014	$169,984	$5,030	$175,014
Other comprehensive loss	(59,239)	(5,063)	(64,302)

Balance at June 30, 2015	$110,745	$(33)	$110,712

Three months ended June 30, 2015

Balance at March 31, 2015	$174,217	$(1,955)	$172,262
Other comprehensive income (loss)	(63,472)	1,922	(61,550)

Balance at June 30, 2015	$110,745	$(33)	$110,712

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(11) Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earnings	$193,334	$205,047	$80,417	$97,136
Less: net earnings attributable to unvested restricted stock	(2,848)	(3,282)	(1,207)	(1,590)

Net earnings available to common stock	$190,486	$201,765	$79,210	$95,546

Weighted-average common shares outstanding	94,522	98,551	94,165	98,442
Dilutive effect of outstanding securities (determined using treasury stock method)	276	240	293	218

Weighted-average common shares and potential common shares outstanding	94,798	98,791	94,458	98,660

Earnings per common share

Basic	$2.02	$2.05	$0.84	$0.97

Diluted	$2.01	$2.04	$0.84	$0.97

(12) Stock-Based Compensation

In 2015, we granted the following shares of common stock, restricted stock and restricted stock units.

	Number of shares	Weighted-average grant date fair value	Aggregate fair value	Vesting period

Common stock	23	$58.17	$1,323	None
Restricted stock	314	55.91	17,548	1 - 4 years
Restricted stock units	6	56.43	349	4 years

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

Under the terms of the Merger Agreement with Tokio Marine, all outstanding options, restricted stock and restricted stock units will be settled at the acquisition date. All awards with a performance condition will settle at 100% of the original shares granted.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

(13) Commitments and Contingencies

Catastrophe and Large Loss Exposure

We have exposure to catastrophic and other large losses caused by natural perils (such as hurricanes, tornados, earthquakes, tsunamis, floods, droughts and hail storms), and man-made events (such as terrorist attacks). The incidence, timing and severity of these losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection to reduce our potential losses from a future event. In the first six months of 2015 and 2014, we recognized accident year net catastrophe losses, after reinsurance and reinstatement premium, of $10.5 million and $9.5 million, respectively, related to various small catastrophes.

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

On June 16, 2015, Albert Ari filed a complaint naming HCC, Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. and each member of our board of directors as defendants (Albert Ari v. Christopher J.B. Williams et. al., No. 15-11159). On June 18, 2015, Susan Paskowitz filed a complaint naming HCC, Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. and each member of our board of directors as defendants (Susan Paskowitz v. Emmanuel T. Ballases et. al., No. 15-11171). These two complaints are referred to herein as the SH Complaints. The SH Complaints are pending in the Court of Chancery of the State of Delaware. The plaintiffs in the SH Complaints allege, among other things, that our directors breached their fiduciary duty to our shareholders by approving the merger and failing to take steps to maximize HCC’s value. The plaintiffs also allege that Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. aided and abetted the alleged breaches of fiduciary duties. The SH Complaints seek, among other things, an order enjoining the acquisition, compensatory damages and an award of attorneys’ fees and costs. On July 9, 2015, the SH Complaints were consolidated as In Re HCC Insurance Holdings, Inc. Stockholder Litigation, No. 11159-CB.

On July 15, 2015, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, Intellectual Ventures) served a complaint naming us and certain of our subsidiaries as defendants (Intellectual Ventures I LLC et. al. v. HCC Insurance Holdings, Inc. et. al., No. 15-cv-00660) (IV Complaint). The IV Complaint is pending in the United States District Court for the Eastern District of Texas. Intellectual Ventures alleges that we infringed on certain patents and seeks damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(unaudited, tables in thousands except per share data)

Investments

In 2015, we entered into an agreement to invest up to $150.0 million in a middle market senior loan program. At June 30, 2015, our remaining commitment was $147.0 million.

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

(14) Supplemental Information

Supplemental cash flow information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Income taxes paid	$86,185	$70,413	$57,259	$70,891
Interest paid	14,022	14,984	11,861	13,445
Proceeds from sales of available for sale fixed maturity securities	398,848	286,843	231,642	167,832
Proceeds from sales of equity securities	71,970	170,182	5,558	26,107
Dividends declared but not paid at end of period	28,172	22,493

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with our Consolidated Financial Statements and the related Notes as of June 30, 2015 and December 31, 2014.

On June 10, 2015, Tokio Marine Holdings, Inc. (Tokio Marine) and HCC announced that they had entered into a definitive Merger Agreement under which Tokio Marine will acquire all outstanding shares of HCC. The transaction is expected to close in the fourth quarter of 2015, following approval of our shareholders and various regulatory authorities. See Note 1, “General Information and Significant Accounting and Reporting Policies — Proposed Merger with Tokio Marine” in the accompanying consolidated financial statements for additional information.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $77.16 on July 31, 2015, resulting in market capitalization of $7.4 billion.

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

At June 30, 2015, we had consolidated shareholders’ equity of $3.9 billion and book value per share of $40.94. In the first six months of 2015, we purchased $69.6 million of our common stock at an average cost of $56.04 per share and paid $56.7 million of dividends at $0.59 per share. We produced total revenue of $1.4 billion and $706.9 million in the first six months and second quarter of 2015, respectively. Our results and key metrics were as follows:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earnings	$193,334	$205,047	$80,417	$97,136

Earnings per diluted share	$2.01	$2.04	$0.84	$0.97

Net loss ratio	61.2%	58.7%	61.6%	58.7%
Expense ratio	25.5	24.9	25.4	25.1

Combined ratio	86.7%	83.6%	87.0%	83.8%

Our consolidated results for 2015 include the results of Producers Ag Insurance Group, Inc. (ProAg), which we acquired for a final purchase price of $102.4 million, effective January 1, 2015. For the first six months and second quarter of 2015, ProAg contributed the following:

	Six months ended June 30, 2015	Three months ended June 30, 2015

Gross written premium	$234,153	$161,538
Net written premium	173,625	118,968
Net earned premium	70,576	53,587

Pretax loss	$(14,179)	$(3,418)
Net loss	(9,919)	(2,222)

Impact of ProAg operations on:
Net earnings per diluted share	$(0.10)	$(0.02)
Net loss ratio (percentage points)	1.6%	2.4%
Expense ratio (percentage points)	0.2%	(0.6)%
Combined ratio (percentage points)	1.8%	1.8%

The majority of ProAg’s pretax loss relates to the seasonal nature of the crop insurance business, as well as $2.0 million of transaction costs incurred in the first quarter of 2015 and recorded in Corporate & Other. Assuming ProAg’s operations remain in line with our expectations, we expect ProAg will break even for full year 2015, and its higher net earned premium in the second half of 2015 will normalize its expense ratio for 2015.

Comparisons in the following sections refer to the first six months of 2015, compared to the same period of 2014, unless otherwise noted. The accompanying 2015 consolidated financial statements include ProAg’s financial position, results of operations and cash flows; there are no comparable amounts in our 2014 consolidated financial position, results of operations and cash flows. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Reporting Segment Changes

In the first quarter of 2015, following the acquisition of ProAg, HCC’s executive management changed the structure under which it manages and evaluates the results of our numerous product lines. We now report our results in four operating segments, consisting of three insurance underwriting segments (North America Property & Casualty, Accident & Health, and International) and the Investing segment. See Note 3, “Segments” in the accompanying consolidated financial statements for additional information about our new segments. All prior period information in this Form 10-Q has been recast to present our segment disclosures and information on a comparable basis with our new segment reporting structure.

Revenue

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

North America Property & Casualty	$840,876	$624,799	$491,499	$336,525
Accident & Health	524,444	486,476	264,300	250,559
International	438,569	467,556	221,951	245,316
Exited Lines	-	620	3	329

Total gross written premium	$1,803,889	$1,579,451	$977,753	$832,729

North America Property & Casualty	$573,622	$386,673	$335,395	$209,541
Accident & Health	515,545	483,761	259,627	249,010
International	345,882	366,142	171,108	188,134
Exited Lines	-	620	3	329

Total net written premium	$1,435,049	$1,237,196	$766,133	$647,014

North America Property & Casualty	$460,669	$397,855	$251,430	$196,521
Accident & Health	510,613	472,481	255,663	240,338
International	271,121	263,904	134,744	135,060
Exited Lines	-	620	3	329

Total net earned premium	$1,242,403	$1,134,860	$641,840	$572,248

Growth in premium occurred primarily in our North America Property & Casualty segment, due to our new agriculture business, and in our Accident & Health segment, from growth of our medical stop-loss and short-term medical products. Written premium declined in our International segment due to expanded competition and reduced pricing. See the “Segment Operations” section below for further discussion of the relationship and changes in premium within each insurance underwriting segment.

Net investment income, which is included in our Investing segment, decreased 4% year-over-year primarily due to lower dividend income following our sale of equity securities in 2014. Our net realized investment gains decreased $11.4 million in the first six months of 2015 compared to the same period in 2014, as we sold a large block of equity securities in the first quarter of 2014. See the “Investing Segment” section below for further discussion of our investing activities.

Loss and Loss Adjustment Expense

The tables below detail our net loss and loss adjustment expense and our net loss ratios on a consolidated basis and for our segments.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

North America Property & Casualty	$266,270	$208,290	$149,834	$104,737
Accident & Health	373,940	344,944	186,929	174,139
International	119,718	112,832	58,275	56,518
Exited Lines	539	577	267	503

Net loss and loss adjustment expense	$760,467	$666,643	$395,305	$335,897

North America Property & Casualty	57.8%	52.4%	59.6%	53.3%
Accident & Health	73.2	73.0	73.1	72.5
International	44.2	42.8	43.2	41.8

Consolidated net loss ratio	61.2%	58.7%	61.6%	58.7%

Consolidated accident year net loss ratio	61.2%	58.7%	61.6%	58.7%

Net paid loss ratio	66.0%	61.0%	67.3%	57.3%

Net loss and loss adjustment expense (referred to as loss expense) increased $93.8 million and $59.4 million in the first six months and second quarter of 2015, respectively, compared to the same periods in 2014. The higher loss expense was primarily from our North America Property & Casualty segment, due to the addition of our agriculture business, and our Accident & Health segment, from growth of our medical stop-loss and short-term medical products. We recognized no prior year loss development or large catastrophes in the first six months of 2015 and 2014. See the “Segment Operations” section below for additional discussion of the changes in our loss expense, as well as discussion of the net loss ratios for each segment for 2015 and 2014.

The amount of claims paid fluctuates due to the timing of claims settlement, the occurrence of catastrophic events and commutations, and the mix of our business. We had higher paid losses in 2015 in our North America Property & Casualty segment, primarily from our U.S. D&O business and the addition of our agriculture business, and in our Accident & Health segment. To settle claims related to Spanish surety bonds, we paid $14.4 million and $51.8 million net of reinsurance in the first six months of 2015 and 2014, respectively. This activity increased the respective net paid loss ratio by 1.2 and 4.6 percentage points in these periods. In the second quarter of 2015, we commuted certain loss reserves in our assumed accident and health reinsurance business reported in Exited Lines for $35.6 million. The commutation had no material effect on net earnings but increased our net paid loss ratio by 2.9 and 5.5 percentage points in the first six months and second quarter of 2015, respectively. We had no large commutations in 2014.

Policy Acquisition Costs

The percentage of policy acquisition costs to net earned premium was comparable at 12.4% and 12.5% for the first six months of 2015 and 2014, respectively.

Other Operating Expense

We recognized a foreign currency benefit of $7.6 million in the first six months of 2015, compared to foreign currency expense of $6.7 million in the same period of 2014, and foreign currency expense of $10.4 million and $2.8 million in the second quarter of 2015 and 2014, respectively. The foreign currency benefit/expense related to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar.

Excluding the effect of foreign currency benefit/expense, other operating expense increased 15% year-over-year and quarter-over-quarter, mainly due to compensation and operating costs in 2015 related to ProAg’s operations. Our employee count has grown to 2,472 at June 30, 2015 from 1,983 at December 31, 2014, primarily due to our acquisition of ProAg.

Interest Expense

Interest expense was $15.0 million and $14.0 million in the first six months of 2015 and 2014, respectively, and included $9.7 million for our Senior Notes in both years.

Income Tax Expense

Our effective income tax rate was 27.1% for the first six months of 2015, compared to 29.9% for the same period of 2014, and 29.8% and 29.4% for the second quarter of 2015 and 2014, respectively. In the first quarter of 2015, we made an initial assertion that we would indefinitely reinvest $321.2 million of cumulative undistributed earnings of certain foreign subsidiaries primarily organized in the United Kingdom and Spain. As a result of this assertion, we recognized a tax benefit of $9.1 million, which included $5.9 million on cumulative undistributed foreign earnings through December 31, 2014 and $3.2 million on undistributed foreign earnings recorded in the first quarter of 2015. The cumulative undistributed earnings of these foreign subsidiaries remained at $321.2 million in the second quarter of 2015; thus, no additional tax benefit was recognized in this quarter. We made no similar assertion in any period of 2014. If these cumulative earnings were to be repatriated in the future, we would be subject to U.S. income taxes at 35.0%, offset by an adjustment for foreign tax credits. Our future effective tax rate may fluctuate due to tax law and tax rate changes in the United States and foreign taxing jurisdictions, as well as the interaction and complexity of taxation within the various jurisdictions.

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

North America Property & Casualty Segment

The segment’s product groupings and their major products are:

•	Liability – directors’ and officers’ liability (D&O), primary and excess casualty, small account errors and omissions liability, and employment practices liability.
•	Agriculture – ProAg’s products, including multi-peril crop, crop hail, and other named peril.
•	Other Specialty – aviation, sports and entertainment, public risk, surety, and various smaller products.

The following tables summarize the operations of the North America Property & Casualty segment.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earned premium	$460,669	$397,855	$251,430	$196,521
Other revenue	12,664	10,352	6,562	4,921

Segment revenue	473,333	408,207	257,992	201,442

Loss and loss adjustment expense, net	266,270	208,290	149,834	104,737
Other expense	138,467	115,688	70,119	58,150

Segment expense	404,737	323,978	219,953	162,887

Segment pretax earnings	$68,596	$84,229	$38,039	$38,555

Net loss ratio	57.8%	52.4%	59.6%	53.3%
Expense ratio	30.1	29.1	27.9	29.6

Combined ratio	87.9%	81.5%	87.5%	82.9%

Liability	$205,685	$194,211	$104,178	$98,136
Agriculture	70,576	-	53,587	-
Other Specialty	184,408	203,644	93,665	98,385

Total net earned premium	$460,669	$397,855	$251,430	$196,521

Liability	62.1%	63.5%	62.2%	63.4%
Agriculture	87.6	-	87.4	-
Other Specialty	41.6	41.7	40.8	43.3

Total net loss ratio	57.8%	52.4%	59.6%	53.3%

Liability	$293,683	$279,324	$165,406	$157,787
Agriculture	234,153	-	161,538	-
Other Specialty	313,040	345,475	164,555	178,738

Total gross written premium	$840,876	$624,799	$491,499	$336,525

Liability	$216,327	$193,686	$120,376	$108,283
Agriculture	173,625	-	118,968	-
Other Specialty	183,670	192,987	96,051	101,258

Total net written premium	$573,622	$386,673	$335,395	$209,541

Our North America Property & Casualty segment pretax earnings decreased $15.6 million year-over-year, and $0.5 million quarter-over-quarter, driven by a pretax loss in our agriculture business of $12.2 million in the first six months and $3.4 million in the second quarter of 2015. The 2015 operations included amortization of purchased intangibles related to the ProAg acquisition of $1.2 million and $0.5 million in the first six months and second quarter, respectively. The seasonal nature of the agriculture business results in net earned premium being concentrated in the third quarter, while mostly fixed operating expenses are incurred relatively evenly throughout the year. Excluding the results of Agriculture, the segment’s pretax earnings decreased $3.5 million year-over-year and increased $2.9 million quarter-over-quarter. The year-over-year decrease was primarily due to the timing of net earned premium from our title product, which is included in Other Specialty. We wrote more title premium in the first quarter of 2014, compared to the first quarter of 2015. The quarter-over-quarter increase was primarily due to an improved combined ratio in the second quarter of 2015.

Written and earned premium increased in 2015 due to our new agriculture business. Excluding Agriculture, net earned premium decreased in the first six months of 2015 due to reduced premium from title and other products included in Other Specialty, partially offset by growth in our primary casualty product included in Liability. The segment’s net loss ratio increased in 2015, primarily due to the agriculture business, which added 5.4 percentage points and 7.5 percentage points to the first six months and second quarter, respectively. The majority of the agriculture premium will earn in the second half of the year; therefore, we expect the Agriculture operations will be in line with our break even expectations for full year 2015 and the segment’s 2015 expense ratio will decline by year end.

Accident & Health Segment

The following tables summarize the operations of the Accident & Health segment.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earned premium	$510,613	$472,481	$255,663	$240,338
Other revenue	3,919	5,502	1,906	3,862

Segment revenue	514,532	477,983	257,569	244,200

Loss and loss adjustment expense, net	373,940	344,944	186,929	174,139
Other expense	79,639	70,605	40,974	36,032

Segment expense	453,579	415,549	227,903	210,171

Segment pretax earnings	$60,953	$62,434	$29,666	$34,029

Net loss ratio	73.2%	73.0%	73.1%	72.5%
Expense ratio	15.6	14.9	16.0	15.0

Combined ratio	88.8%	87.9%	89.1%	87.5%

Total gross written premium	$524,444	$486,476	$264,300	$250,559

Total net written premium	$515,545	$483,761	$259,627	$249,010

The Accident & Health segment pretax earnings decreased $1.5 million in the first six months and $4.4 million in the second quarter of 2015, compared to the same periods in 2014, due to higher expenses primarily related to increased writings of our short-term medical product.

International Segment

The segment’s product groupings and their major products are:

•	London Market – marine and energy, property treaty, property (direct and facultative), and accident and health.
•	Specialty – D&O, professional indemnity, liability, surety, and credit.

The following tables summarize the operations of the International segment.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earned premium	$271,121	$263,904	$134,744	$135,060
Other revenue	1,922	1,831	914	855

Segment revenue	273,043	265,735	135,658	135,915

Loss and loss adjustment expense, net	119,718	112,832	58,275	56,518
Other expense	99,192	95,820	51,881	49,345

Segment expense	218,910	208,652	110,156	105,863

Segment pretax earnings	$54,133	$57,083	$25,502	$30,052

Net loss ratio	44.2%	42.8%	43.2%	41.8%
Expense ratio	36.6	36.3	38.5	36.5

Combined ratio	80.8%	79.1%	81.7%	78.3%

London Market	$124,191	$124,956	$60,833	$63,295
Specialty	146,930	138,948	73,911	71,765

Total net earned premium	$271,121	$263,904	$134,744	$135,060

London Market	38.1%	36.0%	37.3%	35.5%
Specialty	49.3	48.8	48.1	47.4

Total net loss ratios	44.2%	42.8%	43.2%	41.8%

London Market	$235,337	$271,112	$117,406	$139,133
Specialty	203,232	196,444	104,545	106,183

Total gross written premium	$438,569	$467,556	$221,951	$245,316

London Market	$183,928	$210,156	$87,250	$102,897
Specialty	161,954	155,986	83,858	85,237

Total net written premium	$345,882	$366,142	$171,108	$188,134

Our International segment pretax earnings decreased $3.0 million in the first six months and $4.6 million in the second quarter of 2015, compared to the same periods of 2014, primarily from higher operating expenses in 2015. Written premium from our Specialty products grew year-over-year, but was more than offset by decreased writings in our London Market line of business due to expanded competition, reduced pricing and lower energy prices.

Investing Segment

We invest the majority of our funds in highly-rated fixed maturity securities, which are designated as available for sale securities. We held $6.3 billion of fixed maturity securities at June 30, 2015. Substantially all of our fixed maturity securities were investment grade and 73% were rated AAA or AA. In addition, we held $390.1 million of equity securities at June 30, 2015.

The following tables summarize the results and certain key metrics of our Investing segment.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net investment income from:
Fixed maturity securities
Taxable	$49,499	$47,279	$24,781	$24,019
Exempt from U.S. income taxes	54,501	57,175	27,160	28,592

Total fixed maturity securities	104,000	104,454	51,941	52,611
Equity securities	7,323	12,143	4,587	5,506
Other	643	728	225	297

Total investment income	111,966	117,325	56,753	58,414
Investment expense	(3,746)	(4,081)	(2,015)	(1,976)

Total net investment income	108,220	113,244	54,738	56,438
Net realized investment gain	13,759	25,151	573	4,905

Segment pretax earnings	$121,979	$138,395	$55,311	$61,343

Fixed maturity securities:
Average yield *	3.3%	3.5%	3.4%	3.5%
Average tax equivalent yield *	4.1%	4.4%	4.2%	4.4%
Weighted-average life	8.2 years	8.2 years
Weighted-average duration	4.9 years	4.7 years
Weighted-average rating	AA	AA

* Excluding realized and unrealized gains and losses.

This table summarizes our investments by type, all of which were reported at fair value, at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Amount	%	Amount	%

Fixed maturity securities
U.S. government and government agency securities	$74,138	1%	$70,969	1%
Fixed maturity securities of states, municipalities and political subdivisions	815,755	12	954,708	13
Special purpose revenue bonds of states, municipalities and political subdivisions	2,338,946	33	2,389,012	33
Corporate securities	782,316	11	798,569	11
Residential mortgage-backed securities	792,037	11	821,694	11
Commercial mortgage-backed securities	532,689	8	611,631	9
Asset-backed securities	372,791	5	366,827	5
Foreign government securities	145,251	2	118,692	2
Foreign corporate securities	442,333	6	478,266	7
Equity securities	390,077	6	296,352	4
Short-term investments	283,420	4	258,186	4
Other investments	24,957	1	-	-

Total investments	$6,994,710	100%	$7,164,906	100%

Our total investments decreased $170.2 million in 2015, principally due to cash paid for the acquisition of ProAg and a $91.4 million decrease in our pretax net unrealized gain. At June 30, 2015, the net unrealized gain on our investment portfolio was $171.5 million, compared to $262.9 million at December 31, 2014. The decrease in the net unrealized gain was due to an increase in interest rates in 2015, when rates on 10-year U.S. Treasury notes rose 17 basis points.

We recognized a net realized investment gain of $13.8 million and $25.2 million in the first six months of 2015 and 2014, respectively. In the first quarter of 2015, we sold bonds with a book value of approximately $155.0 million, and realized a net gain of $12.4 million, primarily related to our merger of certain International subsidiaries. In the first quarter of 2014, we sold equity securities with a book value of $142.0 million, and realized a net gain of $21.3 million, in order to reposition our overall investment portfolio.

The ratings of our individual securities within our fixed maturity securities portfolio at June 30, 2015 were as follows:

			Amount	%

AAA			$1,005,507	16%
AA			3,584,926	57
A			1,292,293	21
BBB			282,031	4
BB and below			131,499	2

Total fixed maturity securities			$6,296,256	100%

In the second quarter of 2015, we invested in two new classes of investments: $21.1 million in master limited partnerships (classified as equity securities) and $25.0 million in an investment fund (classified as other investments). The fund invests primarily in distressed credits in the bond market in the United States and Europe. Our investment is subject to a two-year holding period. After the two-year period, the invested funds can be redeemed at every other year end beginning December 31, 2017. There are no other redemption restrictions. We have no commitments for further investment in the fund.

In 2015, we entered into an agreement to invest up to $150.0 million in a middle market senior loan program. The loans, which must meet certain criteria, are floating rate instruments generally tied to three-month LIBOR and have an expected life of three years. At June 30, 2015, our remaining commitment was $147.0 million.

Corporate & Other

The following table summarizes activity in the Corporate & Other category.

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Net earned premium	$-	$620	$3	$329
Other revenue	414	1,564	318	345

Total revenue	414	2,184	321	674

Loss and loss adjustment expense, net	539	577	267	503
Other expense – Exited Lines	1,274	1,362	666	679
Other expense – Corporate	32,032	29,232	16,260	16,261
Interest expense	14,467	13,861	6,731	6,800
Foreign currency expense (benefit)	(7,622)	6,677	10,358	2,766

Total expense	40,690	51,709	34,282	27,009

Pretax loss	$(40,276)	$(49,525)	$(33,961)	$(26,335)

Our Corporate expenses not allocated to the segments increased year-over-year primarily due to $2.0 million of professional services incurred in connection with our acquisition of ProAg in the first quarter of 2015. The impact of foreign currency benefit/expense fluctuated period-over-period principally due to changes in the value of the British pound sterling and the Euro relative to the U.S. dollar. We hold available for sale securities denominated in non-functional currencies to economically hedge the currency exchange risk on our loss reserves denominated in non-functional currencies. The foreign currency benefit/expense related to loss reserves is recorded through the income statement, while the foreign currency benefit/expense related to available for sale securities is recorded through other comprehensive income within shareholders’ equity. This mismatch may cause fluctuations in our reported foreign currency benefit/expense in future periods.

Liquidity and Capital Management

We believe we have sufficient sources of liquidity at both a consolidated and insurance company legal entity level to pay claims and meet our other contractual obligations and liabilities as they become due in the short-term and long-term. Our current sources of liquidity include: 1) operating cash flow generated by our insurance companies, 2) our investment portfolio, most of which is held by our insurance companies, 3) our revolving loan facility and 4) subject to the limitation in the Merger Agreement, a $1.0 billion shelf registration. Our sources of liquidity are discussed below.

Under the terms of the Merger Agreement with Tokio Marine, we are subject to certain restrictions impacting our sources of liquidity and capital management during the period before the merger closes. With a few exceptions, we: 1) may declare our regular quarterly cash dividend at an amount not to exceed the current rate of $0.295 per share, 2) are prohibited from purchasing any additional shares of our common stock and 3) cannot incur any new indebtedness, except under our $825.0 million Revolving Loan Facility. However, we believe that our other sources of liquidity listed above will be sufficient during this period.

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

The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2015	2014

Net earnings	$193,334	$205,047
Change in premium, claims and other receivables, net of reinsurance, premium and claims payable	(162,340)	(53,279)
Change in unearned premium, net	195,268	102,763
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	(60,619)	39,652
Change in accounts payable and accrued liabilities	(73,290)	(69,414)
Gain on investments	(13,759)	(25,151)
Other, net	(45,841)	(4,332)

Cash provided by operating activities	$32,753	$195,286

Our cash provided by operating activities was $32.8 million in the first six months of 2015, compared to $195.3 million in the same period of 2014. The decrease was due to: 1) a $35.6 million payment for the commutation in 2015, 2) $31.9 million of net cash outflow related to our new agriculture business, 3) $63.0 million of higher paid losses in 2015 (excluding the commutation and agriculture paid losses) and 4) $15.8 million of higher income tax payments in 2015.

Other fluctuations in our cash provided by operating activities relate to the timing of the collection and the payment of insurance-related receivables and payables. Related to Spanish surety bonds, we paid claims of $29.0 million and collected reinsurance of $17.0 million in the first six months of 2015, compared to paying claims of $124.5 million and collecting reinsurance of $117.6 million in the first six months of 2014. At June 30, 2015, we had gross reserves of $61.9 million, ceded reserves of $37.3 million, and paid loss recoverables from reinsurers of $40.8 million related to Spanish surety bonds. The net impact of our payment of claims and collection of recoverables related to these bonds will continue to impact our cash provided by operating activities in future periods.

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

Investments

At June 30, 2015, we held a $7.0 billion investment portfolio, which included $283.4 million of liquid short-term investments. Our fixed maturity and equity securities portfolios are classified as available for sale. We expect to hold our fixed maturity securities until maturity, but we would be able to sell the majority of these securities, as well as our equity securities, to generate cash if needed. At June 30, 2015, the parent company held $552.1 million of cash and investments that are available to cover the holding company’s required cash disbursements.

Revolving Loan Facility

We maintain an $825.0 million Revolving Loan Facility (Facility), of which $210.1 million of available capacity remained at June 30, 2015. During the past several years, we used the Facility to fund purchases of our common stock. The Facility expires in April 2019. See Note 7, “Notes Payable” to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for additional information related to the Facility and our long-term indebtedness.

Subsidiary Dividends

Dividends available from our domestic subsidiaries without regulatory approval total $235.2 million in 2015. We expect dividends of approximately this amount to be made to the holding company in the fourth quarter of 2015. We believe that future cash from our domestic operations, together with our ability to access funds available under our Facility, provide adequate resources to fund both our short-term and long-term operating requirements, capital expenditures, dividend payments, debt service requirements, acquisitions and new business development activities in the United States.

We consider the undistributed earnings of certain foreign subsidiaries to be indefinitely reinvested and, accordingly, no U.S. deferred income taxes have been provided thereon. At June 30, 2015, our foreign subsidiaries associated with indefinitely reinvested foreign earnings had $114.6 million of cash and short-term investments and $63.9 million of undistributed foreign earnings considered to be previously taxed income under U.S. tax rules. We do not anticipate the need to repatriate either previously taxed or indefinitely reinvested foreign earnings to the United States to satisfy domestic liquidity needs arising in the ordinary course of business. In the event that we determine in the future to repatriate some or all of the foreign earnings that are considered indefinitely reinvested outside of the United States, we would be required to record additional tax expense at that time.

Share Purchases

In 2014, our board of directors authorized a $500.0 million stock purchase plan (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the board’s discretion. As of July 24, 2015, $282.4 million of repurchase authority remains under the Plan; however, under the terms of the Merger Agreement with Tokio Marine, we are prohibited from purchasing any additional shares of our common stock.

We purchased our common stock in 2015 and 2014 as follows:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

Shares of common stock	1,241	961	266	225
Total cost	$69,569	$41,542	$15,183	$10,129
Weighted-average cost per share	$56.04	$43.21	$57.04	$44.98

Shelf Registration

We have a “Universal Shelf” registration statement, which was filed and became effective in March 2015 and expires in March 2018. The Universal Shelf provides for the issuance of $1.0 billion of securities, which may be debt securities, equity securities, or a combination thereof. Under the terms of the Merger Agreement with Tokio Marine, we are prohibited, subject to certain exceptions, from incurring any additional indebtedness or issuing any capital stock.

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

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. Beginning in 2015, for certain of our foreign subsidiaries, we do not provide deferred tax liabilities on undistributed earnings that are essentially permanent in duration. We regularly review our deferred tax assets for recoverability, taking into consideration our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. When we believe it is more likely than not that a deferred tax asset will not be realized, we establish a valuation allowance for that deferred tax asset. Although realization is not assured, we believe that, as of June 30, 2015, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will reevaluate our assumptions, which could result in a change in the valuation allowance required.

Recent Accounting Guidance

See Note 1, “General Information and Significant Accounting and Reporting Policies — Recent Accounting Guidance” in the accompanying consolidated financial statements for a description of recently issued accounting guidance that will impact our consolidated financial statements in future periods.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015, except as otherwise noted below, using criteria established in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective in providing reasonable assurance of achieving the purposes described in Rule 13a-15(e) under the Act as of June 30, 2015.

Effective January 1, 2015, we completed the acquisition of ProAg and are currently in the process, but have not completed, the integration of ProAg’s policies, processes, technology and operations. In conducting the evaluation of the effectiveness of internal control over financial reporting as of June 30, 2015, our management excluded the internal controls related to ProAg’s systems and processes. We expect to complete our internal control evaluation related to ProAg during 2015.

(b) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On June 16, 2015, Albert Ari filed a complaint naming HCC, Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. and each member of our board of directors as defendants (Albert Ari v. Christopher J.B. Williams et. al., No. 15-11159). On June 18, 2015, Susan Paskowitz filed a complaint naming HCC, Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. and each member of our board of directors as defendants (Susan Paskowitz v. Emmanuel T. Ballases et. al., No. 15-11171). These two complaints are referred to herein as the SH Complaints. The SH Complaints are pending in the Court of Chancery of the State of Delaware. The plaintiffs in the SH Complaints allege, among other things, that our directors breached their fiduciary duty to our shareholders by approving the merger and failing to take steps to maximize HCC’s value. The plaintiffs also allege that Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. aided and abetted the alleged breaches of fiduciary duties. The SH Complaints seek, among other things, an order enjoining the acquisition, compensatory damages and an award of attorneys’ fees and costs. On July 9, 2015, the SH Complaints were consolidated as In Re HCC Insurance Holdings, Inc. Stockholder Litigation, No. 11159-CB.

On July 15, 2015, Intellectual Ventures I LLC and Intellectual Ventures II LLC (collectively, Intellectual Ventures) served a complaint naming us and certain of our subsidiaries as defendants (Intellectual Ventures I LLC et. al. v. HCC Insurance Holdings, Inc. et. al., No. 15-cv-00660) (IV Complaint). The IV Complaint is pending in the United States District Court for the Eastern District of Texas. Intellectual Ventures alleges that we infringed on certain patents and seeks damages, costs, expenses, and pre-judgment and post-judgment interest for the alleged infringement, in addition to injunctive relief.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Report are: 1) any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) and 2) those presented below, which either amend or supplement those risks described in our 2014 Form 10-K.

Risks Related to Proposed Merger with Tokio Marine

The merger is subject to various closing conditions, including regulatory and third party approvals.

On June 10, 2015, we entered into the Merger Agreement pursuant to which HCC would become a wholly-owned subsidiary of Tokio Marine. Completion of the merger is subject to certain closing conditions, including, without limitation: 1) approval of our shareholders, 2) receipt of required third party consents and regulatory approvals, including those of the Financial Services Agency of Japan and insurance regulators of the states of California, Indiana, Maryland, Nevada, Oklahoma and Texas, 3) early termination or expiration of the applicable waiting period (or any extension) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations thereunder, 4) potentially a decision by the European Commission approving the merger and 5) the absence of legal prohibitions against the merger, as well as other conditions to closing customary in such transactions. A number of the closing conditions are outside of our control and we cannot predict with certainty whether all of the required closing conditions will be satisfied or waived or if other uncertainties may arise. In addition, regulators could impose additional requirements or obligations as conditions for their approvals, which may be burdensome. Despite our best efforts, we may not be able to satisfy the various closing conditions or obtain the necessary waivers or approvals in a timely fashion or at all, in which case the merger would be prevented or delayed.

Failure to timely complete the merger could adversely impact our stock price, business, financial condition and results of operations.

There is no assurance that the conditions to the merger will be satisfied in a timely manner or that the merger will occur. Failure to consummate the merger on a timely basis, or at all, could result in negative publicity and cause the price of our common stock to decline, to the extent our current stock price reflects a market assumption that the merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our common stock has increased substantially. If the merger is not consummated, the investment goals of our shareholders may be materially different than those of our shareholders on a pre-merger announcement basis. In addition, we will remain liable for significant transaction costs that will be payable even if the merger is not completed and could also be required to pay a termination fee to Tokio Marine in certain specific circumstances. For these and other reasons, failure to timely consummate the merger could adversely impact our stock price and perceived acquisition value, business, financial condition and results of operations.

The pending merger and operating restrictions contained in the Merger Agreement could adversely affect our business and operations.

The proposed merger could cause disruptions to our business and business relationships, which could have an adverse impact on our results of operations, liquidity and financial condition. For example: 1) the attention of our management may be directed to merger-related considerations, 2) our current and prospective employees may experience uncertainty about their future roles with us, which may adversely affect our ability to retain and hire key personnel and 3) parties with which we have business relationships, including customers, potential customers and distributors, may experience uncertainty as to the future of such relationships and seek alternative relationships with third parties or seek to alter their present business relationships with us in a manner that negatively impacts us. In addition, we have incurred, and will continue to incur, significant transaction costs in connection with the merger, and many of these fees and costs are payable regardless of whether the merger is consummated.

Shareholder litigation against us, our directors and/or Tokio Marine could delay or prevent the merger and cause us to incur significant costs and expenses.

Transactions such as the merger are often subject to lawsuits by shareholders. To date, multiple purported class action lawsuits have been filed by shareholders seeking injunctive relief, including enjoining or rescinding the merger, an award of unspecified damages, attorneys’ and other fees and costs and other relief. Conditions to the closing of the merger require that no legal prohibitions against the merger have been adopted or are in effect. We cannot assure you as to the outcome of these or any similar future lawsuits, including the costs associated with defending the claims or any other liabilities that may be incurred in connection with the litigation or settlement of these lawsuits. If the plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the merger on the agreed-upon terms, such an injunction may prevent the completion of the merger in the expected time frame or altogether.

HCC’s debt ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement.

Following the announcement of the Tokio Marine transaction, the rating agencies have undertaken a review of HCC’s debt ratings and our insurance subsidiaries’ financial strength ratings. The rating agencies may take various actions, positive or negative, and the result may not be known until the merger closes. Any negative action by a ratings agency could have a material adverse impact on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In 2014, our board of directors approved the purchase of up to $500.0 million of our common stock (the Plan). Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the board’s discretion. Under the terms of the Merger Agreement with Tokio Marine, we are prohibited from purchasing any additional shares of our common stock. Our purchases in the second quarter of 2015 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs

April	214,060	$56.97	214,060	$285,339,865
May	52,133	57.31	52,133	282,352,050
June	-	-	-	282,352,050

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number

2.1		Stock Purchase Agreement, dated September 29, 2014, by and among CMFG Life Insurance Company, CUNA Mutual Investment Corporation and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on September 30, 2014).

2.2		Agreement and Plan of Merger, dated June 10, 2015, by and among HCC Insurance Holdings, Inc., Tokio Marine Holdings, Inc. and TMGC Investment (Delaware) Inc. (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K filed on June 10, 2015).

3.1		Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2		Fourth Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 22, 2013).

4.1		Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt) (incorporated by reference to Exhibit 4.1 to Current Report on Form 8-K filed on August 24, 2001).

4.2		Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K filed on November 13, 2009).

10.1		Amendment to Employment Agreement, dated June 8, 2015, between HCC Insurance Holdings, Inc. and Brad T. Irick (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 9, 2015).*

10.2		Addendum, dated June 10, 2015, among HCC Insurance Holdings, Inc., Tokio Marine and Christopher J.B. Williams, to the Employment Agreement, effective May 1, 2011, between Christopher J.B. Williams and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 10, 2015).*

10.3		Addendum, dated June 10, 2015, among HCC Insurance Holdings, Inc., Tokio Marine and Brad T. Irick, to the Employment Agreement, effective May 10, 2010, between Brad T. Irick and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 10, 2015).*

10.4		Addendum, dated June 10, 2015, among HCC Insurance Holdings, Inc., Tokio Marine and William N. Burke, to the Employment Agreement, dated March 24, 2012, between William N. Burke and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 10, 2015).*

10.5		Addendum, dated June 10, 2015, among HCC Insurance Holdings, Inc., Tokio Marine and Michael J. Schell, to the Employment Agreement, effective June 1, 2007, between Michael J. Schell and HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on June 10, 2015).*

12	†	Statement Regarding Computation of Ratios.

31.1	†	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	†	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number

32.1	†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	†	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in XBRL: 1) Consolidated Balance Sheets, 2) Consolidated Statements of Earnings, 3) Consolidated Statements of Comprehensive Income, 4) Consolidated Statement of Changes in Shareholders’ Equity, 5) Consolidated Statements of Cash Flows and 6) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

August 5, 2015	/s/ Christopher J.B. Williams
(Date)	Christopher J.B. Williams,
Chief Executive Officer

August 5, 2015	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President and Chief Accounting Officer